Form 10-Q
period 1996-05-31
COHESANT TECHNOLOGIES INC
filed 1996-07-15
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      May 31, 1996
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                    to
                              --------------------  ----------------------------

Commission File Number:  0-25126
                       ---------------------------------------------------------


                           COHESANT TECHNOLOGIES INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        34-1775913
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 Incorporation or organization)                         Identification No.)

1801 East 9th Street, Ste. 510, Cleveland, Ohio                 44114
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                     (Zip Code)


Issuer's telephone number, including area code      216-861-6266
                                              ----------------------------------


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         YES  X   NO
                                                             ---     ---

As of July 12, 1996, the Company has 2,688,343 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)

                                                         YES      NO  X
                                                             ---     ---

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

         Part I.  Financial Information                                                                        PAGE
         ------------------------------                                                                        ----
                  Cohesant Technologies Inc. Condensed
                           Balance Sheet as of May 31, 1996.....................................................  1

                  Cohesant Technologies Inc. Condensed
                           Statement of Operations for the Three Months Ended
                           May 31, 1996 and May 31, 1995........................................................  2

                  Cohesant Technologies Inc. Condensed
                           Statement of Operations for the Six Months Ended
                           May 31, 1996 and May 31, 1995........................................................  3

                  Cohesant Technologies Inc. Condensed
                           Statement of Cash Flows for the Six Months Ended
                           May 31, 1996 and May 31, 1995........................................................  4

                  Notes to Condensed Financial Statements.......................................................  5

                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations............................................................  8

                  Part II.
         Other Information...................................................................................... 11

                  Signatures.................................................................................... 12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                        May 31, 1996
                                                                                                        ------------
ASSETS:
     Cash and cash equivalents                                                                           $   622,709
     Accounts receivable, net of allowance
          for doubtful accounts of $222,388                                                                2,421,399
     Inventory, net                                                                                        2,906,757
     Prepaid expenses                                                                                        161,576
     Deferred tax asset                                                                                      156,800
                                                                                                         -----------
               Total Current Assets                                                                        6,269,241

     Restricted, temporary investment                                                                        200,818
     Notes receivable                                                                                         80,014
     Property, plant and equipment, net                                                                      859,963
     Investment and advances in unconsolidated affiliate                                                     183,554
     Patents and other intangibles, net                                                                      273,670
     Goodwill                                                                                                645,738
     Other noncurrent assets                                                                                   3,761
                                                                                                         -----------
               Total Assets                                                                              $ 8,516,759
                                                                                                         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
      Notes payable under line of credit agreement                                                       $   150,000
     Current maturities of long-term liabilities                                                              54,827
     Accounts payable                                                                                      1,557,745
     Other current liabilities                                                                               246,233
                                                                                                         -----------
               Total Current Liabilities                                                                   2,008,805

     Other noncurrent liabilities                                                                            102,661
                                                                                                         -----------
               Total Liabilities                                                                           2,111,466

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,750,000 shares issued,
               2,688,343 outstanding)                                                                          2,688
          Additional paid-in capital                                                                       6,450,360
          Accumulated deficit                                                                                (47,755)
                                                                                                         -----------
                    Total Shareholders' Equity                                                             6,405,293

                                                                                                         -----------

                    Total Liabilities and Shareholders' Equity                                           $ 8,516,759
                                                                                                         ===========

                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     For the Three Months Ended
                                     May 31, 1996   May 31, 1995
                                     -----------    -----------
NET SALES                            $ 3,578,991    $ 3,807,191
COST OF SALES                          2,522,572      2,461,240
                                     -----------    -----------
     Gross profit                      1,056,419      1,345,951

RESEARCH AND DEVELOPMENT
     EXPENSES                            242,318        246,288
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES           1,108,900        847,390
                                     -----------    -----------
     Income (Loss) from operations      (294,799)       252,273

OTHER INCOME (EXPENSE):
     Interest expense                     (5,922)        (6,589)
     Interest income                       9,081         23,622
     Equity in income (loss) of
          unconsolidated affiliate        (5,735)         9,139
     Other - net                          (4,791)        17,697
                                     -----------    -----------

INCOME (LOSS) BEFORE
     INCOME TAXES                       (302,166)       296,142

PROVISION FOR INCOME TAXES                    -        (109,301)
                                     -----------    -----------
NET INCOME (LOSS)                    $  (302,166)   $   186,841
                                     ===========    ===========

NET INCOME (LOSS) PER SHARE          $     (0.11)   $      0.07
                                     ===========    ===========

AVERAGE SHARES OUTSTANDING             2,662,671      2,635,536
                                     ===========    ===========




                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      For the Six Months Ended
                                     May 31, 1996   May 31, 1995
                                     -----------    -----------
NET SALES                            $ 6,502,642    $ 7,070,149
COST OF SALES                          4,569,250      4,607,102
                                     -----------    -----------
     Gross profit                      1,933,392      2,463,047

RESEARCH AND DEVELOPMENT
     EXPENSES                            465,197        464,819
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES           2,038,462      1,571,212
                                     -----------    -----------
     Income (Loss) from operations      (570,267)       427,016

OTHER INCOME (EXPENSE):
     Interest expense                    (16,667)       (17,894)
     Interest income                      23,506         46,392
     Equity in income of
          unconsolidated affiliate           469          3,162
     Other - net                         (13,279)        15,809
                                     -----------    -----------

INCOME (LOSS) BEFORE
     INCOME TAXES                       (576,238)       474,485

INCOME TAX BENEFIT
     (PROVISION)                         103,216       (176,886)
                                     -----------    -----------

NET INCOME (LOSS)                    $  (473,022)   $   297,599
                                     ===========    ===========

NET INCOME (LOSS) PER SHARE          $     (0.18)   $      0.11
                                     ===========    ===========

AVERAGE SHARES OUTSTANDING             2,659,409      2,593,503
                                     ===========    ===========





                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Six Months Ended
                                                       May 31, 1996   May 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                 $  (473,022)   $   297,599
     Adjustments to reconcile net income
     net cash provided by (used in)
     operating activities -
     Depreciation and amortization                         151,354        111,340
     Deferred tax benefit                                 (103,216)          --
     Provision for doubtful accounts                        20,000         50,662
     Equity in income of unconsolidated subsidiary            (469)        (3,162)
     Net change in assets and liabilities,
     net of effects from purchase of Raven
     Management Services Inc.
     Accounts and notes receivable                         163,053         92,876
     Inventories                                            91,017       (375,095)
     Prepaid expenses                                       11,346         18,611
     Accounts payable                                     (131,787)        10,952
     Other current liabilities                            (327,311)        15,873
     Other noncurrent assets                                36,007        (33,228)
     Other noncurrent liabilities                         (191,979)       (20,260)
                                                       -----------    -----------
     Net cash provided by (used in)
          operating activities                            (755,007)       166,168
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for purchase of Raven                        (125,000)        -
     Property and equipment additions                     (128,326)      (209,827)
     Purchase of temporary investments                    -            (1,204,234)
     Maturity of temporary investment                      252,115         92,986
     Investment and advances in
          unconsolidated affiliate                         (18,134)       (62,152)
                                                       -----------    -----------
               Net cash used in investing activities       (19,345)    (1,383,227)
                                                       -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Issuance of common stock, net                        -             4,772,884
     Net borrowings (payments) under
          line of credit agreement                         150,000     (2,381,709)
     Payments under term loan                             -              (248,500)
     Purchase of treasury shares                          -              (572,320)
                                                       -----------    -----------
          Net cash provided by financing activities        150,000      1,570,355
                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH                           (624,352)       353,296
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                 1,247,061        169,546
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                     $   622,709    $   522,842
                                                       ===========    ===========


                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         NOTE I - FORMATION OF THE COMPANY AND INITIAL PUBLIC OFFERING

         Cohesant Technologies Inc. (the "Company") was organized in Delaware in July 1994, and commenced operations on November 30, 1994. On December 7, 1994, the Company completed its initial public stock offering ("Offering") of 1,100,000 units ("Units") at $5.00 per Unit. In January 1995, the underwriter acquired an additional 150,000 Units at $5.00 per Unit under terms of the Offering's over-allotment option. Each Unit consists of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one share of common stock for $5.75 during the four-year period commencing one year after the Offering. The Company may call the Warrants for redemption under certain conditions. The Warrants and common stock comprising the Units are immediately detachable and separately transferable. The Company also sold to the underwriter for $100, a purchase option to purchase up to 110,000 Units. The purchase option is exercisable at $7.75 per Unit (155% of the initial public offering price of the Units) for a period of four years commencing one year from the Offering. Simultaneous with the Offering, the Company acquired all of the capital stock of Glas-Craft, Inc. ("GCI") and American Chemical Company ("ACC") in exchange for 1,500,000 shares of the Company's common stock ("Reorganization"). Prior to the Reorganization, $283,000 of redeemable preferred stock and $360,000 of 10% convertible subordinated notes payable previously issued by GCI, were converted into common stock. The acquisition of GCI and ACC has been accounted for using the purchase method of accounting; however, the related assets and liabilities have been appropriately reflected at carryover basis.

         NOTE II - BASIS OF PRESENTATION

         The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for certain small business issuers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the interim financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods.

         These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's November 30, 1995 Annual Report to Shareholders on Form 10-KSB.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

         The accompanying condensed consolidated financial statements include all accounts of the Company, its wholly-owned subsidiaries, GCI and ACC, and ACC's wholly-owned subsidiary, Raven Lining Systems, Inc. All significant intercompany amounts have been eliminated.

         NOTE III - EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of common stock shares outstanding during the period. The stock options, the warrants, the underwriter's purchase option and related warrants were not considered as they would have an antidilutive effect on earnings per share.

         NOTE IV - STATEMENTS OF CASH FLOWS

         For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered as cash and cash equivalents. Noncash investing activities include the assumption of certain liabilities and the issuance of common stock in connection with the purchase of the assets of Raven Management Services, Inc. ("Raven") (Note VI) and the exchange of 1,500,000 shares of the Company's common stock for all the outstanding capital stock of GCI and ACC as described above in Note 1.

         NOTE V - REVOLVING LINE OF CREDIT FACILITY

         On April 30, 1996, the Company amended its revolving line of credit agreement with a bank. The amendment reduced the facility from $2,500,000 to $2,000,000. This unsecured credit facility accrues interest at the bank's prime lending rate and can be used to fund working capital requirements, capital expenditures and acquisitions permitted pursuant to the terms of the agreement. In connection with this agreement, the bank executed agreements with GCI and ACC to act as guarantors of the outstanding indebtedness. The balance borrowed under the existing bank line as of May 31, 1996 was $150,000.

         NOTE VI - ACQUISITION OF RAVEN LINING SYSTEMS, INC.

         On December 13, 1995, ACC acquired substantially all of the assets and assumed certain liabilities of Raven for an initial total purchase price of approximately $1,000,000 including the assumed debt. Goodwill of approximately $664,000 was recorded in connection with the acquisition. The purchase price was paid by the issuance of 52,807

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

         shares of common stock valued at $165,000 and cash of $125,000. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or Cohesant stock, based on profitability of the newly formed subsidiary, Raven Lining Systems, Inc. over the next five years.

         NOTE VII - LITIGATION

         GCI has filed a lawsuit against a competitor for infringement of certain GCI's patents. The defendant has answered the complaint and counterclaimed for an unspecified amount of damages for GCI's alleged infringement of its patents. The case is in the early stages of discovery, but management believes that it will prevail on its claims against the defendant in these matters.

         ACC has agreed to the terms of settlement of a lawsuit with its insurance carrier. The agreed upon settlement amount has been reflected in the accompanying financial statements.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                        SECOND QUARTER ENDED MAY 31, 1996

         RESULTS OF OPERATIONS

         For the three months ended May 31, 1996, net sales decreased by approximately $228,200 or 6% compared to the 1995 period. The Company's ACC subsidiary sales declined $347,297 in the 1996 period compared to the 1995 period. The decrease was primarily due to lower sales to the heating, ventilating and air conditional ("HVAC") industry and lower "private label" business during the quarter. These decreases were offset in part by sales of epoxy coating systems of $200,515 by Raven which was acquired in December, 1995, and by a modest increase in sales of Aquatapoxy coating systems. GCI sales of equipment systems and parts fell by $33,940 from the prior year period.

         The Company's gross margin declined from $1,345,951, or 35% of sales in the 1995 period, to $1,056,419, or 30% of sales in the current quarter. The decrease was principally due to the decrease in volume adversely impacting production efficiencies.

         Operating expenses increased $257,540, or 24% in the 1996 second quarter over the 1995 period. This increase was principally due to additional expenses of operating the newly acquired Raven ($111,703) and to increased legal fees at GCI ($85,145) incurred incident to the patent infringement litigation.

         During the second quarter of 1996, other income, net of other expenses, was a net expense of $7,367, versus net income in the 1995 period of $43,869. Interest income decreased $14,541 due to a lower level of cash investments caused principally by the acquisition of Raven. The Company incurred a loss of $5,735 in the second quarter of 1996 from its investment in RTM Systems, Inc. versus a profit of $9,139 in the 1995 period.

         No provision for federal and state income taxes was made during the 1996 period due to the pre-tax loss.

                          SIX MONTHS ENDED MAY 31, 1996
                  COMPARED TO THE SIX MONTHS ENDED MAY 31, 1995

         RESULTS OF OPERATIONS

         For the six months ended May 31, 1996, net sales decreased by $567,507, or 8%, compared to the 1995 period. Most of the decrease was due to lower sales at the Company's ACC subsidiary which had lower sales of sealants, adhesives and

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         Aquatapoxy coating systems due in part to severe winter conditions and lower sales to the HVAC industry. The decrease was offset in part by sales of epoxy coating systems of $250,934 by Raven which was acquired in December, 1995. GCI sales of equipment systems and parts fell by $82,496 from the prior year period.

         The Company's gross margin declined from $2,463,047, or 35% of sales in the 1995 period, to $1,933,392, or 30% of sales in the current period. The decrease was principally due to the decrease in volume which adversely impacted production efficiencies.

         Operating expenses increased $467,628, or 23% in 1996 over the 1995 period. This increase was principally due to the additional expenses of operating Raven Lining Systems ($178,397), to increased legal fees at GCI ($85,145) incurred incident to patent infringement litigation, and to special legal expenses at ACC ($70,000) to reserve for certain expected litigation settlements.

         During the first six months of 1996 other income, net of other expenses, was a net expense of $5,971, versus net income in the 1995 period of $47,469. The principal reason for the change was a decrease in interest income due to a reduction in cash investments caused principally by the acquisition of Raven.

         For the first six months of 1996, the Company had recorded a tax benefit for federal and state income taxes of $103,216 representing its estimate of the net operating loss which will more likely than not be realized versus a tax provision of $176,886 in 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including working capital, acquisitions, and the purchase of equipment. The Company, in addition to any cash generated from operations, has available a $2,000,000 line of credit with a major commercial bank to help meet its capital needs.

         During the six months ended May 31, 1996, the Company's working capital decreased $1,055,530, from $5,315,966 at November 30, 1995 to
         $4,260,436 at May 31, 1996. This decrease was largely due to the net loss for the period of $473,022, and to the net effect of acquiring the business of Raven Management Services in December, 1995. Based on higher levels of orders received in June and early July 1996, it is the belief of management that the Company's operations and working capital should improve in the second half of the 1996 fiscal year.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         As of May 31, 1996, the working capital included cash and cash equivalents of $622,709. The Company had available $1,850,000 under the bank line of credit for future borrowings.

         The Company believes that its existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

         FORWARD LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and foreign markets for plural component dispensing systems, a reduction in growth of markets for the Company's epoxy coating systems, and the uncertainty of the legal costs associated with the present patent litigation.

                           COHESANT TECHNOLOGIES INC.


         PART II.   OTHER INFORMATION

         ITEM 1.           Legal Proceedings

         On April 2, 1996, American Chemical Company received notice from the United States Environmental Protection Agency ("EPA") that it had been named as a potentially responsible party ("PRP") for clean-up costs associated with hazardous substances at the Third Site/Enviro-Chem Site. The Company was named as a PRP due to its prior identification as a PRP on the related Enviro-Chemical Site. The Company settled in 1991 its liability with respect to the Enviro-Chemical Site. Representatives of a PRP group (which included the Company), in regard to another related site known as the Great Lakes Asphalt Site, negotiated with the EPA, earlier this year, a settlement that is not expected to require further assessments. The same PRP group is negotiating with EPA on the Third Site/Enviro-Chem Site. Management does not believe it will incur further liability that would materially affect the Company with respect to the Third Site/Enviro-Chem Site; however, no assurance can be given that the Company's assessment is correct or that the EPA or another party will not pursue additional environmental claims against the company.

         ITEM 4.         Submission of Matters to a Vote of Security Holders

             (a) The Company's annual meeting of stockholders was held on April 25, 1996.

             (b) At the annual meeting, the company's stockholders elected Messrs. Morton A. Cohen, Micahel L. Boeckman, Dwight D. Goodman, Douglas R. Elliott, Norton W. Rose and Samuel B. Sutphin as Directors to hold office until the next annual meeting of stockholders. Each director-nominee received 2,444,574 votes for election as a director and the holders of 19,000 shares withheld authority for each of the nominees.

             (c) At the annual meeting, the company's stockholders also ratified the appointment of Arthur Andersen LLP as auditors of the Company for the year ending November 30, 1996. The holders of 2,446,874 shares of Common Stock voted to ratify the appointment, the holders of 16,700 shares voted against the ratification and no holders of the shares abstained.

         ITEM 6.         Exhibits and reports on Form 8-K

             (a)         Exhibits 27 - Financial Data Schedule

             (b)         None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:            July 11, 1996

                                    COHESANT TECHNOLOGIES INC.

                                BY: /s/ Morton A. Cohen
                                    --------------------------------------------
                                    Morton A. Cohen
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

                                BY: /s/ Dwight D. Goodman
                                    --------------------------------------------
                                    Dwight D. Goodman
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)