Form 10QSB
period 1996-08-31
COHESANT TECHNOLOGIES INC
filed 1996-10-11
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      August 31, 1996
                               ------------------------------------------------

                                       or


[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from_______________________  to _____________________

Commission File Number:  0-25126
                         ------------------------------------------------------

                           COHESANT TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       34-1775913
--------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  Incorporation or organization)                       Identification No.)

1801 East 9th Street, Ste. 510, Cleveland, Ohio                44114
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code      216-861-6266
                                                    ---------------------------


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

As of October 9, 1996, the Company has 2,688,343 shares of Common
Stock, $.001 par value, outstanding.

          Transitional Small Business Disclosure Format (check one)

                                                           YES     NO X
                                                              ---    ---

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

 Part I.  Financial Information                                           PAGE
 ------------------------------                                           ----

          Cohesant Technologies Inc. Condensed
                   Balance Sheet as of August 31,1996......................  1

          Cohesant Technologies Inc. Condensed

                   Statement of Operations for the Three Months Ended
                   August 31, 1996 and August 31, 1995.....................  2

          Cohesant Technologies Inc. Condensed

                   Statement of Operations for the Nine Months Ended
                   August 31, 1996 and August 31, 1995.....................  3

          Cohesant Technologies Inc. Condensed

                   Statement of Cash Flows for the Nine Months Ended
                   August 31, 1996 and August 31, 1995.....................  4

          Notes to Condensed Financial Statements..........................  5

          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................  8

          Part II.
  Other Information........................................................ 11

          Signatures....................................................... 12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                August 31, 1996
                                                               ----------------
ASSETS:
     Cash and cash equivalents                                        $  749,187
     Accounts receivable, net of allowance
          for doubtful accounts of $110,511                            2,412,390
     Inventory, net                                                    2,814,990
     Prepaid expenses                                                    167,105
     Deferred tax asset                                                  156,800
                                                               -----------------
               Total Current Assets                                    6,300,472

     Restricted, temporary investment                                    200,780
     Notes receivable                                                     65,630
     Property, plant and equipment, net                                  851,767
     Investment and advances in unconsolidated affiliate                 200,903
     Patents and other intangibles, net                                  263,159
     Goodwill                                                            636,519
     Other noncurrent assets                                              12,118
                                                               -----------------
               Total Assets                                           $8,531,348
                                                               =================


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Notes payable under line of credit agreement                     $  150,000
     Current maturities of long-term liabilities                          54,827
     Accounts payable                                                  1,448,045
     Other current liabilities                                           310,017
                                                               -----------------
               Total Current Liabilities                               1,962,889

     Other noncurrent liabilities                                         95,376
                                                               -----------------
               Total Liabilities                                       2,058,265

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued and
               outstanding)                                                2,688
          Additional paid-in capital                                   6,450,360
          Accumulated retained earnings                                   20,035
                                                               -----------------
                    Total Shareholders' Equity                         6,473,083
                                                               -----------------

                    Total Liabilities and Shareholders' Equity        $8,531,348
                                                               =================

                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended
                                          August 31, 1996      August 31, 1995
                                          ---------------      ---------------

NET SALES                                     $ 3,858,382          $ 3,658,252
COST OF SALES                                   2,452,321            2,359,595
                                          ---------------      ---------------
     Gross profit                               1,406,061            1,298,657

RESEARCH AND DEVELOPMENT
     EXPENSES                                     206,013              230,833
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    1,109,679              841,802
                                          ---------------      ---------------
     Income from operations                        90,369              226,022

OTHER INCOME (EXPENSE):
     Interest expense                              (7,040)              (6,319)
     Interest income                               16,406               19,397
     Equity in loss of
          unconsolidated affiliate                 (1,445)              (5,028)
     Other - net                                    6,500               (6,446)
                                          ---------------      ---------------

INCOME BEFORE
     INCOME TAXES                                 104,790              227,626

PROVISION FOR INCOME TAXES                        (37,000)             (85,975)
                                          ---------------      ---------------

NET INCOME                                    $    67,790          $   141,651
                                          ===============      ===============



NET INCOME  PER SHARE                         $      0.03          $      0.05
                                          ===============      ===============



AVERAGE SHARES OUTSTANDING                      2,688,343            2,635,536
                                          ===============      ===============




                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Nine Months Ended
                                            August 31, 1996      August 31, 1995
                                            ---------------      ---------------

NET SALES                                        $ 10,361,024      $ 10,751,170
COST OF SALES                                       7,021,571         6,966,697
                                            -----------------    --------------
     Gross profit                                   3,339,453         3,784,473

RESEARCH AND DEVELOPMENT
     EXPENSES                                         671,210           695,652
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                        3,148,141         2,413,014
                                            -----------------    --------------
     Income (loss) from operations                   (479,898)          675,807

OTHER INCOME (EXPENSE):
     Interest expense                                 (23,707)          (24,213)
     Interest income                                   39,912            65,789
     Equity in loss of
          unconsolidated affiliate                       (976)           (1,866)
     Other - net                                       (6,779)          (13,406)
                                            -----------------    --------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                    (471,448)          702,111

INCOME TAX BENEFIT
     (PROVISION)                                       66,216          (262,861)
                                            -----------------    --------------

NET INCOME (LOSS)                                $   (405,232)     $    439,250
                                            =================    ==============


NET INCOME (LOSS) PER SHARE                      $      (0.15)     $       0.17
                                            =================    ==============
AVERAGE SHARES OUTSTANDING

                                                    2,678,830         2,607,616
                                            =================    ==============





                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For the Nine Months Ended
                                                                  August 31, 1996    August 31, 1995
                                                                  ---------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $  (405,232)         $   439,250
     Adjustments to reconcile net income to
         net cash provided by (used in)
         operating activities -
     Depreciation and amortization                                     233,654              164,561
     Deferred tax benefit                                              (66,216)                --
     Provision for doubtful accounts                                    27,500               78,161
     Equity in loss of unconsolidated subsidiary                           976                1,866
     Net change in assets and liabilities,  net of effects
         from purchase of Raven
     Accounts and notes receivable                                     178,946             (129,743)
     Inventories                                                       184,335             (306,299)
     Prepaid expenses                                                    2,320              (48,148)
     Accounts payable                                                 (241,487)            (312,874)
     Other current liabilities                                        (300,527)             110,334
     Other noncurrent assets                                            20,551              (33,069)
     Other noncurrent liabilities                                     (199,264)             (20,917)
                                                                   -----------          -----------
              Net cash (used in) operating activities                 (564,444)             (56,878)
                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment for purchase of Raven                                    (125,000)                --
     Property and equipment additions                                 (176,009)            (251,437)
     Purchase of temporary investments                                    --               (880,277)
     Maturity of temporary investment                                  254,507                 --
     Investment in restricted, temporary investments                      --               (202,710)
     Investment and advances in
          unconsolidated affiliate                                     (36,928)             (38,325)
                                                                   -----------          -----------
              Net cash used in investing activities                    (83,430)          (1,372,749)
                                                                   -----------          -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Issuance of common stock, net                                        --              4,772,884
     Net borrowings (payments) under
          line of credit agreement                                     150,000           (2,381,709)
     Payments under term loan                                             --               (248,500)
     Purchase of treasury shares                                          --               (572,320)
                                                                   -----------          -----------
              Net cash provided by financing activities                150,000            1,570,355
                                                                   -----------          -----------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                             (497,874)             140,728
CASH AND CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                             1,247,061              169,546
                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT
     END OF PERIOD                                                 $   749,187          $   310,274
                                                                   ===========          ===========



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         NOTE I - FORMATION OF THE COMPANY AND INITIAL PUBLIC OFFERING

         Cohesant Technologies Inc. (the "Company") was organized in Delaware in July 1994, and commenced operations on November 30, 1994. On December 7, 1994, the Company completed its initial public stock offering ("Offering") of 1,100,000 units ("Units") at $5.00 per Unit. In January 1995, the underwriter acquired an additional 150,000 Units at $5.00 per Unit under terms of the Offering's over-allotment option. Each Unit consists of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one share of common stock for $5.75 during the four-year period commencing one year after the Offering. The Company may call the Warrants for redemption under certain conditions. The Warrants and common stock comprising the Units are immediately detachable and separately transferable. The Company also sold to the underwriter for $100, a purchase option to purchase up to 110,000 Units. The purchase option is exercisable until December 7, 1999 at $7.75 per Unit (155% of the initial public offering price of the Units). Simultaneous with the Offering, the Company acquired all of the capital stock of Glas-Craft, Inc. ("GCI") and American Chemical Company ("ACC") in exchange for 1,500,000 shares of the Company's common stock ("Reorganization"). Prior to the Reorganization, $283,000 of redeemable preferred stock and $360,000 of 10% convertible subordinated notes payable previously issued by GCI, were converted into common stock. The acquisition of GCI and ACC has been accounted for using the purchase method of accounting; however, the related assets and liabilities have been appropriately reflected at carryover basis.

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

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)

         The accompanying condensed consolidated financial statements include all accounts of the Company, its wholly-owned subsidiaries, GCI and ACC, and ACC's wholly-owned subsidiary, Raven Lining Systems, Inc. (Raven). All significant intercompany amounts have been eliminated.

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

         NOTE V - REVOLVING LINE OF CREDIT FACILITY

         On April 30, 1996, the Company amended its revolving line of credit agreement with a bank. The amendment reduced the facility from $2,500,000 to $2,000,000. This unsecured credit facility accrues interest at the bank's prime lending rate and can be used to fund working capital requirements, capital expenditures and acquisitions permitted pursuant to the terms of the agreement. In connection with this agreement, the bank executed agreements with GCI and ACC to act as guarantors of the outstanding indebtedness. The outstanding balance under the existing line of credit agreement as of August 31, 1996 was $150,000.

         NOTE VI - ACQUISITION OF RAVEN LINING SYSTEMS, INC.

         On December 13, 1995, ACC acquired substantially all of the assets and assumed certain liabilities of Raven for an initial total purchase price of approximately $1,000,000 including the assumed debt. Goodwill of approximately $664,000 was recorded in connection with the acquisition, which is being amortized over 18 years. The purchase

                          COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                 (CONTINUED)

         price was paid by the issuance of 52,807 shares of common stock valued at $165,000 and cash of $125,000. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or Cohesant stock, based on profitability of the newly formed subsidiary, Raven Lining Systems, Inc. over the next five years.

         NOTE VII- COMMITMENTS AND CONTINGENCIES

         In late September, the Company settled the patent infringement case between its subsidiary, Glas-Craft Inc. and Magnum Industries of Clearwater, Florida. The settlement does not involve payment by either party, or require a change in either party's existing products.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       THIRD QUARTER ENDED AUGUST 31, 1996

         RESULTS OF OPERATIONS
         ---------------------

         For the three months ended August 31, 1996, net sales increased $200,130, or 5%. Of this amount, $159,541 represented increased specialty chemical sales of adhesives, sealants and epoxy coatings, and $40,589 represented increased sales of equipment systems and parts. The increase in specialty chemical sales was entirely attributable to sales of epoxy coating systems by Raven, which was acquired in December 1995.

         The Company's gross margin increased to $1,406,061 in the current quarter from $1,298,657 in the 1995 period. The increase of $107,404 was primarily attributable to increased sales levels, as the gross margin percentage remained constant at approximately 36% of sales.

         Operating expenses increased $243,057, or 23% in the 1996 third quarter over the 1995 period. This increase was principally due to additional expenses of operating Raven $108,020 and to increased legal fees at GCI $93,826 incurred incident to the patent infringement litigation. The patent infringement litigation was settled in September 1996.

         During the third quarter of 1996, other income, net of other expenses, was $14,421, versus $1,604 in the 1995 period. The 1996 results included approximately $21,000 due from an insurance provider in connection with the August 1996 fire at the Company's St. Louis chemical blending plant.

                        NINE MONTHS ENDED AUGUST 31, 1996
                COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 1995

         RESULTS OF OPERATIONS
         ---------------------

         For the nine months ended August 31, 1996, net sales decreased $390,146, or 4%, compared to the 1995 period. Of this amount, $348,239 represented decreased specialty chemical sales of adhesives, sealants and epoxy coatings due in part to severe winter conditions and lower sales to the heating, ventilating and air conditioning industry. These decreases were offset in part by sales of epoxy coating systems of $470,461 by Raven which was acquired in December 1995. Sales of equipment systems and parts fell by $41,907 from the prior year period.

                           COHESANT TECHNOLOGIES INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The Company's gross margin declined from $3,784,473, or 35% to $3,339,453, or 32% of sales for the nine months ending August 31, 1995 and 1996, respectively. The decrease was principally due to the decrease in volume, adversely impacting production efficiencies.

         Operating expenses increased $710,685, or 23% in 1996 over the comparable 1995 period. This increase was principally due to the additional expenses of operating Raven $286,416, increased legal fees at GCI $135,431 incurred incident to patent infringement litigation, and special legal expenses at ACC $70,000 to reserve for certain litigation settlements.

         During the first nine months of 1996, other income, net of other expenses, declined from $26,304 in the 1995 period to $8,450. The principal reason for the change was a decrease in interest income due to a reduction in cash investments.

         For the first nine months of 1996, the Company recorded a tax benefit for Federal and state income taxes of $66,216, representing its estimate of the net operating losses which will more likely than not be realized, versus a tax provision of $262,861 in 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirement is to fund its growth, including working capital, acquisitions, and the purchase of equipment. The Company, in addition to any cash generated from operations, has available a $2,000,000 line of credit with a major commercial bank to help meet its capital needs.

         During the nine months ended August 31, 1996, the Company's working capital decreased $978,383 from $5,315,966 at November 30, 1995 to $4,337,583 at August 31, 1996. This decrease was largely due to the net loss for the period of $405,232, and to the net effect of acquiring the business of Raven in December 1995. In the three months ended August 31, 1996, working capital increased $77,147, and it is the belief of management that the Company's operations and working capital should continue to stabilize and improve.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         As of August 31, 1996, the working capital included cash and cash equivalents of $749,187. The Company had available $1,850,000 under the bank line of credit for future borrowings.

         The Company believes that its existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

         FORWARD LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and foreign markets for plural component dispensing systems and a reduction in growth of markets for the Company's epoxy coating systems.

                           COHESANT TECHNOLOGIES INC.

         PART II.   OTHER INFORMATION
         ----------------------------

         ITEM 1.           Legal Proceedings

         In late September, the Company settled the patent infringement case between its subsidiary, Glas-Craft Inc. and Magnum Industries of Clearwater, Florida. The settlement does not involve payment by either party, or require a change in either party's existing products.

         ITEM 6.           Exhibits and reports on Form 8-K

             (a)           Exhibits 27 - Financial Data Schedule

             (b)           None

                                    SIGNATURE

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  October 9, 1996


                                        COHESANT TECHNOLOGIES INC.

                                BY:     /s/ Morton A. Cohen
                                        ------------------------------
                                        Morton A. Cohen
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

                                BY:     /s/ Dwight D. Goodman
                                        ------------------------------
                                        Dwight D. Goodman
                                        President
                                        (Principal Operating and Financial and
                                        Accounting Officer)