Form 10KSB40
period 1996-11-30
COHESANT TECHNOLOGIES INC
filed 1997-02-28
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ] Annual Report under Section 13 or 15(d)of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended             November 30, 1996
                          --------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                         to
                                ----------------------    --------------------

               Commission file number          0-25126
                                       ------------------------

                           COHESANT TECHNOLOGIES INC.
              (Exact name of Small Business Issuer in Its charter)

Delaware                                                 34-1775913
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

     1801 East 9th Street, Ste. 510, Cleveland, Ohio  44114
     (Address of Principal Executive Offices)      (Zip Code)
Issuer's Telephone Number, Including Area Code:  (216) 861-6266

Securities registered under to Section 12(b)of the Act: Common Stock, $.001 Par Value; Common Stock Purchase Warrants, registered on the Boston Stock Exchange

Securities registered under to Section 12(g)of the Act: Common Stock, $.001 Par Value; Common Stock Purchase Warrants

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                  ----    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $13,643,384.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 24, 1997. $1,650,000.

     As of February 24, 1997, the Issuer had 2,688,343 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference:
Portions of the following documents are or will be incorporated by reference:
         Proxy Statement for 1997 Annual Meeting of Shareholders (Part III)

ITEM 1.  BUSINESS

(a)      General Development of Business
         -------------------------------

         Cohesant Technologies Inc. ("Company" or "Cohesant") is engaged in the design, development, manufacture and sale of specialized spray finishing and coating application equipment, replacement parts and supplies used in the operation of this equipment and specialty coating, adhesive and sealant products.

         The Company's spray finishing and coating application equipment systems are designed specifically for use with multiple component formulations such as fiberglass reinforced plastics and polyurethane foam. These equipment systems commonly are employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products and to create packaging and to fill molds for diverse products such as recreational boat hulls and plumbing fixtures. The Company also maintains an extensive inventory of replacement parts and supplies.

         The Company sells over 300 different coating, adhesive and sealant products which are used primarily in heating and air conditioning systems and in related construction activities, automobiles and trucks and durable and non-durable consumer goods. Ancillary uses of these products include shoe and leather products and furniture. The Company also manufactures the Aquatapoxy and Raven lines of epoxy coating products which are high performance biologically and chemically inert formulations resistant to water corrosion and chemical corrosion caused by most acids and solvents, as well as other chemicals. Although the Company believes there are many more uses for the Aquatapoxy and Raven products, they generally are used in the construction, repair, rehabilitation and maintenance of water storage structures, sewers and storm water disposal systems and water tunnels of municipalities and industrial and recreational facilities. The Company is engaged in toll and private label manufacturing of coating, adhesive and sealant products and has recently begun development of branded product lines for sales to the public sector and the composites industries.

         For the years ended November 30, 1996 and 1995 the Company had net sales of $13,643,000 and $14,065,000, respectively, of which $7,388,000 and
$7,501,000, respectively, were for equipment systems, replacement parts and supplies and $6,255,000 and $6,564,000, respectively, were for coatings, adhesives and sealants.

         Cohesant was organized as a holding company in Delaware on July 1, 1994. The Company conducts business through its subsidiaries, Glas-Craft, Inc. ("GCI"), an Indiana corporation, and American Chemical Company ("ACC"), a Missouri corporation, and ACC's subsidiary Raven Lining Systems ("Raven"), a Missouri corporation. In a reorganization consummated on December 7, 1994, following the completion of the Company's initial public offering of securities, the Company acquired all the capital stock of GCI and ACC in exchange for equal percentages of the Common Stock of Cohesant. The Company, through a newly organized ACC subsidiary, acquired substantially all the assets of Raven Management Services, Inc. on December 13, 1995. As used herein, the term "Company" includes the operations of Cohesant, its wholly-owned subsidiaries, GCI and ACC, and ACC's wholly-owned subsidiary, Raven, unless the context indicates otherwise.

         A number of management changes occurred in 1996 designed among other things, to position the Company to meet current and future challenges. Michael Boeckman resigned as President in May, but remains on the Board of Directors. At that time, Dwight Goodman, who had been President of GCI, was named Executive Vice President and Chief Financial Officer. In July, Mr. Goodman was named President and Chief Operating Officer of the Company. In October, Douglas Elliott, who had been President of ACC was named Executive Vice President and Chief Technical Officer of the Company. Also in October, Robert Pawlak, Controller of GCI, was named to the additional position of Controller of the Company.

(b)      Narrative Description of Business
         ---------------------------------

PRODUCTS

  Specialized Spray Equipment. The Company designs and manufactures a wide range of spray and applications equipment systems and supplies to spray multi-component formulations such as fiberglass reinforced plastics and polyurethane foam. Net sales of spray equipment systems amounted to $3,221,000 and $3,245,000 for the fiscal years ended November 30, 1996 and 1995, respectively, representing 23.6% and 23.1%, respectively, of net sales.

  Fiberglass reinforced plastic spray equipment. The predecessor to GCI developed spray and applications equipment systems for the modern method of fiberglass reinforced plastic product manufacturing known as the `spray up' method. The spray up manufacturing process is quicker and more cost effective than the `hand layup' and mass production molding methods of reinforced fiberglass products manufacturing and can be used to manufacture a wide variety of products, including such diverse products as boat hulls and plumbing and bathroom fixtures. The spray up method is ideally suited for small quantity and custom production.

         The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the application of fiberglass by the spray up method. GCI's spray equipment systems use air assist containment ("AAC") to reduce spray emissions and overspray and increases transfer efficiency and spray control. Further, improved containment limits emissions of environmentally and occupationally hazardous chemicals and greater transfer efficiency results in less waste of product.

  Other multi-component spray equipment. The Company also designs and manufactures spray and applications equipment systems for dispensing polyurethane and other multi-component materials and foams. Polyurethane is used for insulation, packaging, flotation devices and many other uses. Foams are used for insulation and protective coatings and for the manufacture of formed plastic products such as automobile and aircraft components and marine products. The Company's technology has many applications in the plastics and chemical industries. Consequently, the Company continuously seeks and develops new and different uses for its equipment. The Company, when necessary, will modify existing equipment designs or will design new equipment to meet the requirements of new plastics and other products and of changing regulation and manufacturing methods.

  Replacement and spare parts. A significant portion of the Company's equipment business is the sale of replacement and spare parts and supplies for its current and discontinued spray equipment systems. The Company maintains an inventory of approximately 4,600 items to enable it to efficiently fulfill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $4,167,000 and $4,259,000, representing 30.5% and 30.3% of net sales for the fiscal years ended November 30, 1996 and 1995, respectively.

RTM Systems, Inc.

         GCI has a one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation organized in 1989. RTM markets equipment which produces injection molded fiberglass reinforced plastic products. The RTM equipment is designed for low-pressure injection molding, thereby allowing injection of catalyzed resin under low pressure into a closed mold containing a pre-cut fiberglass mat which strengthens the finished product. This method, like most molding processes, permits the resin to displace all of the air in the mold, completely saturating the fiberglass mat which is then allowed to cure. Products manufactured using this process are characterized by the strength enhancing properties of fiberglass while being cost effectively produced. RTM also provides consulting services to train customers in the construction of molds, and sells products and equipment used to build molds.

American Chemical Company

         ACC designs and manufactures a diverse range of adhesive, sealant and coatings products for specialty markets in water system infrastructures, heating, ventilation, and air conditioning ("HVAC"), automotive, leather products, furniture and composites tooling. Protective coating products are marketed and sold by Raven. Adhesive and sealant products are sold by ACC's King Adhesives Division. Private label, toll manufacturing and emergent brand products are managed by the Company's Technology and Business Development Unit.

         Net Sales of adhesive, sealant, and coating products amounted to $6,255,000, and $6,564,000, representing 45.8% and 46.7% of the Company's net sales for the fiscal years ending November 30, 1996 and 1995, respectively.

Raven Lining Systems

         In 1996, ACC reorganized sales of its existing protective coatings into its subsidiary, Raven which included the Aquatapoxy products previously marketed by ACC as well as Raven branded products. Both product brands utilize proprietary formulations of and application methods for epoxy based coatings.

  Aquatapoxy Products. The Aquatapoxy line of epoxy coating products are designed to extend the life of a structure by protecting it from corrosion or water damage. These products are formulated with high performance resins resistant to water corrosion and breakdown by most acids, solvents and other chemicals. Aquatapoxy products are used in the construction, repair, rehabilitation and maintenance of water storage structures, sewer and storm water disposal systems and water tunnels of municipalities and industrial and recreational facilities. Aquatapoxy products can be applied to either metal or concrete (the two principal materials of which pipes and other water structures are composed) and can be applied underwater.

Aquatapoxy has been specified for use by many federal, state and local governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities. Recent approvals include Indianapolis, Indiana, Houston, Texas, Miami and Dade County, Florida, Charleston, S.C., and Detroit, Michigan. Qualifying Aquatapoxy coatings for use by governmental agencies does not always translate into product sales, but is a necessary first step. The Company is actively pursing product testing with other governmental agencies and communities to expand its sales markets.

         If correctly applied, Aquatapoxy products contain no solvents, are biologically and chemically inert once cured, and do not release harmful by-products into water or the environment. Solvent-based coatings have the potential to release carcinogens and other hazardous substances into the environment and generally are not desirable for applications that involve contact with food, drinking water, animals or people. The Company has secured certification under the National Sanitation Foundation Standard 61 and from the United States Department of Agriculture for several Aquatapoxy products which allows it to be used in agricultural applications, food processing facilities, potable water facilities and marine applications.

  Raven Products. The acquisition of Raven expanded ACC's presence in the protective coating and lining marketplace. Raven's unique high performance line of products and network of Licensed Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries. Raven's sprayable epoxies were formulated for ultra high-build (20-250 mils per coat) application on steel and masonry surfaces to prevent highly corrosive liquids, gases and solids from destroying substrate. The high physical strengths of some Raven formulations permit the epoxy to partially function as a structural liner enhancing the strength of a rehabilitated structure. Raven products can be applied in harsh environmental conditions including damp or wet surfaces, high temperature, concentrated acids and bases, solvents and salts. The life span of infrastructure exposed to these conditions can increase substantially with the use of high performance protective coatings or linings such as Raven.

         Correctly applied, Raven products result in 100% solid linings containing no residual solvents or volatile organic compounds. These products offer safer working environments, while also complying with existing United States Environmental Protection Agency ("EPA") regulations. Cohesant's acquisition of Raven facilitated expansion of the Company's product line offerings into this segment of the coating and lining marketplace.

         Net sales of Aquatapoxy and Raven products amounted to $1,019,000 and $638,000 representing 7.5% and 4.6% of net sales for the fiscal years ended November 30, 1996 and 1995, respectively.

King Adhesives

          Under the King Adhesives brand name, the Company manufactures and markets over 250 formulations of both water-based and solvent-based coating, adhesive and sealant products. These products are principally used in the HVAC industries and in related construction activity. HVAC contractors use the Company's adhesives and sealants to secure insulation and seal duct work. The Company's adhesives and sealants are also employed in asbestos abatement projects as tacking agents to enclose and seal work spaces during toxic asbestos removal and are utilized by appliance manufacturers for insulation, noise reduction and corrosion protection. To a lesser extent, these products are used to adhere foam cushions to furniture and car seats, to attach trim and finishes to the interior of automobiles and to assemble shoes.

         In addition, the Company produces a line of products for the home retrofit market. In an effort to encourage energy conservation, many public utilities offer residential customers financial incentives to seal heated or cooled air handling systems. The Company manufacturers a number of adhesive and sealant products which enable such customers to avail themselves of these programs.

         Net sales of King Adhesives products amounted to $4,702,000 and $5,027,000 representing 34.5% and 35.7% of net sales for the fiscal years ended November 30, 1996 and 1995, respectively.

Technology and Business Development

         In 1996, the Company reorganized the sales and marketing of its emergent brands, private and toll manufacturing products into a corporate unit known as Technology and Business Development. The business unit also manages research activities in support of the Company's equipment and specialty chemical businesses.

         Equipment and specialty chemical business synergies have the potential to form the basis of several emergent brand opportunities. As of November 30, 1996, Technology and Business

Development was marketing over 40 different chemical products to emergent brand, private label and toll manufacturing customers.

  Emergent Brands. The Company markets tooling resins, specialty HVAC adhesives and sealants and protective coatings to the composite industry, the public sector and selected HVAC distributors under the Cohesant and American Chemical trade names. Emergent brand activity is intended to diversify the Company's product offering and customer base. Epoxy composite application systems and low emission adhesive applicator guns are being commercially developed under the Cohesant and American Chemical trade names.

  Private Label and Toll Manufacturing. The Company provides private label manufacturing and toll manufacturing of all its coatings, adhesives and sealants product lines. Private label manufacturing consists of the Company selling its own manufactured products to other companies under the buyer's name. Toll manufacturing occurs when the Company utilizes its excess manufacturing capacity to produce other companies' products on their behalf. The Company is actively seeking other private label opportunities consistent with its overall business strategies and objectives.

         Net sales of emergent brand, private label and toll manufacturing amounted to $534,000 and $899,000 representing approximately 3.9% and 6.4% of net sales for the fiscal years ended November 30, 1996 and 1995, respectively.

MARKETING

  Distributors and Sales Representatives

         The Company's products are sold through a network of independent distributors, sales representatives and licensed applicators in the United States and overseas.

         Generally, the products of GCI are sold through over 100 independent domestic and foreign equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the foreign distributors sell only industrial equipment. For the fiscal years ended November 30, 1996 and 1995, GCI's ten largest distributors accounted for 42% and 46%, respectively, of equipment system and replacement and spare parts sales. Five of these distributors are foreign based. Generally, GCI has written distribution agreements, which are cancelable upon 30 days notice, with its foreign distributors. GCI provides training to the distributors and customers in the use of its equipment systems and products.

         The adhesive, sealant and coating products of ACC are marketed through a network of domestic and foreign sales representatives and distributors. Currently, there are 25 domestic and nine foreign sales representatives or distributors. Sales representatives are paid on the basis of commissions, and distributors purchase product for exclusive sales at distribution prices. The sales representatives and distributors are supported by sales specialists employed by the Company.

         Raven markets its products, application and spray technology through Licensed Certified Applicators across the United States. Raven presently has eight licensees located in Washington, Illinois, Kansas, Oklahoma, Oregon, New Hampshire, New Jersey and Florida. To the extent the Company has foreign sales, the sales are denominated in United States Dollars.

  Brochures, Advertising and Tradeshows

         The Company supports its marketing with internally prepared brochures, sales catalogues and media insertions in various trade publications. In connection with the adhesive, coating and sealant products, the Company also prepares media promotion kits and product demonstration kits for use by sales representatives, distributors and customers. Company personnel, distributors and sales representatives attend tradeshows in the United States and overseas. Typically, these shows are attended by potential customers and distributors. In addition, these shows afford the Company the opportunity to keep abreast of its competitors' products and developments in the industry.

  Training Seminars

         In addition to training to familiarize sales representatives and distributors with its various products, the Company offers training seminars, usually for a fee, for the purposes of introducing products and assisting customers in the use of products. Seminars are conducted by Company personnel.

MANUFACTURING AND RAW MATERIALS SUPPLY

         The Company assembles its equipment system products from commercially available components and components manufactured to specification by a variety of vendors. Minimal fabrication of components is performed by the Company. The Company is not dependent upon any single vendor for the conduct of its business, and generally has alternative sources for all necessary components.

         Similarly, there are a number of alternative sources of supply for all of the raw materials used in the manufacture of the coating, adhesive and sealant products of the Company. The Company purchases a significant portion of it's specialty resin emulsions from a single vendor. Although there is no supply contract in effect, the Company believes its relationship with this supplier to be favorable. The Company does not believe that it is dependent on any one vendor of raw materials for its coating, adhesive and sealant products and the Company believes the loss of any one supplier would not have a material adverse impact on the Company. The Company attempts to develop multiple formulations for all its products for the same functional purpose. This manufacturing strategy allows the Company to use a wide variety of raw materials and to make products suitable to the specific needs of its customers or to market products manufactured from the most readily available and cost efficient materials.

COMPETITION

         The markets for all of the Company's products are highly competitive. The Company competes with numerous well-established companies, most of which possess substantially greater financial, marketing, personnel and other resources than those of the Company.

         There are a number of competitive equipment manufacturers, the most significant of which include the Binks Manufacturing Company and the Venus-Gusmer division of PMC, Inc. Competitors of the Company's Aquatapoxy and Raven products include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. Competitors of King Adhesive products include Miracle Adhesives Corporation, Hardcast, Inc., 3M Corporation, and National Starch & Chemical Company. The Company competes by continually broadening its range of products through engineering, research and development, by continuing to offer its entire product line on a price competitive basis, and through acquisition or product line extensions.

         The markets for the Company's products are characterized by changing technology and industry standards often resulting in product obsolescence or short product lifecycles. Accordingly, the ability of the Company to compete is dependent upon the Company's ability to complete development and introduce to the marketplace in a timely manner its equipment systems and chemical products, to adapt its sealant, coating and adhesive products to be compatible with the products of specific equipment manufacturers and to successfully develop new equipment and chemical products.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company has a research and development program to continually improve all of its existing products, to develop new products and to custom engineer equipment and products upon specific customer requests. The Company has fifteen full-time employees devoted to engineering, research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessor companies. Research, development and engineering expenses for the fiscal year ended November 30, 1996 and were approximately $884,000 and $901,000 respectively, or 6.5% and 6.4%, respectively, of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

GOVERNMENT REGULATION

         The Company is subject to regulations administered by the EPA, OSHA, various state agencies, county and local authorities acting in cooperation with Federal and state authorities and foreign governmental regulatory agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes significant compliance burdens and risks on the Company's operating subsidiaries. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

         The Company has in place programs to achieve and maintain substantial compliance with the currently existing environmental and worker exposure laws and regulations which materially affect the Company's businesses. As of the date of this Report, based on its experience and consultations with environmental consultants, management believes that the Company is or has taken all necessary measures to comply with all applicable Federal, state and local environmental laws and regulations and worker exposure regulations.

         As a product exporter, the Company is subject to regulation by foreign governments. There can be no assurance that the Company will be in compliance with or achieve compliance with laws and regulations enacted by foreign government in the future.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

        The Company holds eleven U.S. patents and three U.S. patent applications, of which four patents and one patent application are applicable to AAC(R) methods and apparatus of the Company. The Company's AAC(R) methods and apparatus use a flow of compressed air to contain and reduce over spray and vapor emissions and increase transfer efficiency and spray control.

         The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company promotes the "GLAS-CRAFT," "ACC", "KINGCO", "RAVEN" trademarks in connection with its marketing activities and holds a United States trademark registration for AAC(R).

         The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.

EMPLOYEES

         As of February 8, 1997, the Company employs approximately 84 full time and 4 part time persons, 16 of whom are in sales, 9 are in engineering, 6 are in research and development and service, 7 are in quality control, 35 are in manufacturing and 15 are in accounting and administration. Fifteen of the ACC employees were covered by a collective bargaining agreement that expired on January 1, 1997, however, the current contract has been extended by the parties while a new agreement is being negotiated. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Cleveland, Ohio, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and St. Louis, Missouri. GCI leases approximately 35,000 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January, 1999. ACC owns two adjacent buildings aggregating approximately 17,500 square feet in St. Louis, Missouri which ACC utilizes principally for manufacturing. The buildings are subject to a Deed of Trust to secure a $58,000 obligation of ACC to Systems Seal Mfg., Inc. as of November 30, 1996. ACC also leases approximately 10,000 square feet of warehouse space in St. Louis, Missouri on a month-to-month basis and 4,000 square feet of office facilities in St. Louis through

September, 1998. In addition, ACC leases space in various public warehouses located in Tulsa, Oklahoma, Houston, Texas, Newark, New Jersey, and City of Industry, California, to economize on shipping expenses and to respond quickly to customer's product needs for which rent is computed on an item handled basis plus monthly storage charges.

         ACC's subsidiary, Raven, leases approximately 10,000 square feet of combined office and manufacturing space in Tulsa, Oklahoma on a month-to-month basis through August, 1997. The Company believes it's facilities are adequate to meet their current and prospective needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is subject, nor to the knowledge of the Company are any legal proceedings threatened, other than for ordinary, routine proceedings incidental to its business, except as follows:

     In September 1996, the patent infringement case between GCI and Magnum Industries of Clearwater, Florida was settled. The settlement does not involve payment by either party or require a change in either party's existing products. In connection with this suit, the Company incurred approximately $295,000 and $60,500 in legal costs for the years ended November 30, 1996 and 1995.

         King Adhesives Corporation, a predecessor company to ACC, has been named by the United States Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for clean-up costs associated with hazardous substances transshipped from the Enviro-Chem Site to the Great Lakes Asphalt Site. In January, 1995, the Company received notice from a PRP group negotiating with the EPA that liabilities regarding the Great Lakes Asphalt Site had been settled with the EPA and that no further assessments are expected. In addition, the Company had previously received from such group notice of its potential liability with regard to hazardous substances shipped to the Third Site/Enviro-Chem Site. Management cannot currently predict the ultimate outcome of these matters; however, management believes the outcome will not materially affect the Company's financial position and its results of operations. In the past King Adhesives Corporation had settled its alleged liability with regard to hazardous substances shipped to the Wastex Research, Inc. facility and the original Enviro-Chem Site. Management believes that it is unlikely that any further liability will result with regard to these two sites; however, no assurance can be given that the EPA or any other party will not pursue any additional or ancillary claims in the future.

         ACC has filed suit in St. Louis, Missouri, in February 1991, against Superior Coatings seeking collection for amounts owed on open account of approximately $90,000, plus interest, and for tortuous business interference. The customer has filed a counterclaim against ACC, and others, seeking approximately $500,000 in damages for an alleged breach of contract and negligent misrepresentations. ACC has denied all material allegations of the counterclaim and intends to vigorously defend against the counterclaim. The suit is currently scheduled for trial on or about February 1997. Management believes that the counterclaim is without merit, and that the outcome of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended November 30, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Common Stock and Warrants of the Company are quoted on NASDAQ under the symbols "COHT" and "COHTW", respectively. The Company's Common Stock and Warrants are also listed on the Boston Stock Exchange.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock and Warrants from November 30, 1994, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

COMMON STOCK                                                Bid Price
------------                                                ---------

              Year Ended November 30, 1994
              ----------------------------

                    Fourth Quarter                    $4.75            $4.375

              Year Ended November 30, 1995
              ----------------------------

                    First Quarter                     $5.50            $4.50
                    Second Quarter                     5.375            4.00
                    Third Quarter                      4.25             3.25
                    Fourth Quarter                     3.625            2.875

              Year Ended November 30, 1996
              ----------------------------

                    First Quarter                     $2.75            $1.625
                    Second Quarter                     1.875            1.125
                    Third Quarter                      1.375            1.0625
                    Fourth Quarter                     1.25             0.875
WARRANTS
--------

              Year Ended November 30, 1994
              ----------------------------

                    Fourth Quarter                    $1.25            $0.75

              Year Ended November 30, 1995
              ----------------------------

                    First Quarter                     $1.313           $1.25
                    Second Quarter                     1.25             0.875
                    Third Quarter                      0.875            0.50
                    Fourth Quarter                     0.625            0.50

              Year Ended November 30, 1996
              ----------------------------

                    First Quarter                     $0.4375          $0.125
                    Second Quarter                     0.3125           0.125
                    Third Quarter                      0.3125           0.1562
                    Fourth Quarter                     0.125            0.0312



         On February 24, 1997, the Company had approximately 750 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Fiscal Year Ended November 30, 1996 as compared to Fiscal Year Ended November 30, 1995

         Net sales for the fiscal year ended November 30, 1996 were $13,643,000 representing a decrease of $422,000 or 3.0%, from fiscal 1995 net sales of $14,065,000. The decrease consisted of an $846,000 decrease in specialty chemical sales of adhesives, sealants and epoxy coatings due in part to severe winter weather conditions and lower sales to the heating, ventilating and air conditioning industry. Sales of specialty chemicals were also impacted by the August 1996 fire at the Company's St. Louis facility. These decreases were offset in part by sales of epoxy coating systems of $537,000 by Raven which was acquired by the Company in December 1995. Sales of equipment systems and parts fell by $116,000 from $7,501,000 in fiscal 1995. Increased exports of $109,000 were offset by decreased domestic sales of $224,000. Foreign sales of GCI products again accounted for over 50% of all GCI sales.

         For the fiscal years ended November 30, 1996 and 1995,respectively, gross margins as a percentage of net sales were 32.8% and 35.0%, respectively. This decrease in gross margin was due principally to the decrease in volume which adversely impacted production efficiencies.

          Research, development and engineering expenses were approximately $884,000 and $901,000 in the years ended November 30, 1996 and 1995, respectively. This decrease was attributable to efficiencies from the Raven acquisition.

         Selling, general and administrative expenses for the fiscal years ended November 30, 1996 and 1995 were $4,018,000 and $3,275,000, respectively, representing an increase of approximately 22.7% or $743,000. Approximately $382,000 of the increase was due to additional expenses of operating Raven, and approximately $242,000 was attributable to additional marketing and shipping costs for the Company's adhesive and sealants business.

         Other charges for the fiscal years ended November 30, 1996 and 1995, were $461,000 and $91,000, respectively. Other charges represent non-recurring costs incurred in connection with the reorganization of the company, integration of the Raven acquisition and settlement of the patent infringement and other litigation.

         During fiscal 1996, the Company carried back a portion of fiscal 1996 net operating losses to recover taxes paid in the prior year. A valuation allowance was provided for the unutilized current year net operating losses. The 1995 effective tax rate does not differ materially from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

         On March 20, 1995, the Company entered into a revolving line of credit agreement with a bank. This $2,000,000, unsecured credit facility, as amended, expires May 31, 1997 and accrues interest at the bank's prime lending rate (8.25% as of November 30, 1996). This facility can be used to fund working capital requirements, capital expenditures and permitted acquisitions. In connection with this agreement, the bank executed agreements with GCI and ACC to act as guarantors of the

Company's outstanding indebtedness. The revolving line of credit had an outstanding balance of $150,000 as of November 30, 1996. The remaining capacity was available at year end.

         The agreement, among other restrictions, requires the Company to maintain tangible net worth (as defined in the agreement) of $5,000,000 and a ratio of liabilities to the tangible net worth at a level not greater than 1.50 to 1.00. As of November 30, 1996, the Company was in violation of the tangible net worth covenant. The Company has received a waiver of the covenant violation from the bank.

         On December 13, 1995, the Company acquired substantially all of the assets and assumed approximately $713,000 of liabilities of Raven Management Services, Inc., d/b/a Raven Lining Systems ("Raven"), for an initial total purchase price of approximately $1,003,000, including assumed debt. The initial purchase price was paid by the issuance of 52,807 shares of the Company's common stock valued at $165,000 and cash of $125,000. The acquired business is currently operated as a subsidiary of ACC. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or the Company's stock, based on profitability of the newly formed subsidiary, Raven over the next five years. No payment was due related to fiscal 1996.

         On June 21, 1995, the Company entered into an agreement with a principal stockholder wherein the Company agreed to become party to a certain pledge and escrow agreement. As a result of this agreement, the Company placed $200,000 in short-term U.S. government money market funds with Boatmen's Trust Company in St. Louis, Missouri, to secure a continuing contractual payment obligation for ACC. As a consequence of this agreement, the Company has classified such funds as restricted, temporary investments under non-current assets in its financial statements.

         As of November 30, 1996, the Company has working capital of $3,914,201 which includes cash and cash equivalents of $500,751. The Company has identified to date costs which are reimbursable by its insurance carrier under terms of its business interruption coverage. These amounts along with the tax refund receivable are included in working capital.

         The Company believes that its existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

         This information appears in a separate section of this report following
Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates herein by reference the information appearing under the caption "Board of Directors and Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 31, 1997.

ITEM 10. EXECUTIVE COMPENSATION

         The Company incorporates herein by reference the information appearing under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 31, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 31, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates herein by reference the information appearing under the caption "Transactions With Related Parties" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 31, 1997.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

            *3.1 Certificate of Incorporation of the Company, as corrected. **3.2 By-Laws of the Company, as amended.
           **4.1  Form of Underwriter s Unit Purchase Option.

           **4.2  Form of Public Warrant Agreement.
           **4.3  Form of Registration Rights Agreement.

          **10.1 Financial Consulting Agreement between the Underwriter and the Company.
          **10.2  The Company's 1994 Employee Stock Option Plan.
          **10.3 Employment Agreement between Glas-Craft, Inc. and Dwight D. Goodman.
          **10.4 Employment Agreement between American Chemical Company and Douglas R. Elliott.
          **10.5 Lease Agreement between Glas-Craft, Inc. and Security Capital Industrial, as Amended.
          **10.6 Form of Principal's and Manufacturer's Agent Agreement with American Chemical Company.
          **10.7 Business Organization Agreement between Glas-Craft, Inc., Plastech Thermoset Techtronics and Donald Punzer.

         ***10.8 Credit Agreement between Cohesant Technologies Inc. and Bank One Indianapolis dated March 20, 1995.

          **10.9  Deed of Trust by American Chemical Corporation.

          **10.10 Lease Agreement between American Chemical Company and Scanlan
                  Partnership dated October 5, 1994.
            10.11 Financial Advisory Agreement between Clarion Management Ltd.
                  and the Company dated June 1, 1996.
            21.1  Subsidiaries of the Registrant.
            27    Financial Data Schedule

    * Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1995.

   ** Incorporated here in by reference to the Exhibit included to the Company's Registration Statement on Form SB-2 dated November 29, 1994
         (No. 33-82732).

  *** Incorporated herein by reference to the Company's Quarterly report on form 10-QSB for the quarter ended February 28, 1995.

         (b)      Reports on Form 8-K.

                  None.

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                             Page
                                                                             ----

Report of Independent Public Accountants                                     F-2
Consolidated Balance Sheet as of November 30, 1996                           F-3
Consolidated Statement of Operations for the Year Ended,
         November 30, 1996                                                   F-5
Consolidated Statement of Shareholders' Equity
         for the Year Ended November 30, 1996                                F-6
Consolidated Statement of Cash Flows for the Year Ended
         November 30, 1996                                                   F-7
Notes to Consolidated Financial Statements                                   F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Cohesant Technologies Inc.:

We have audited the accompanying consolidated balance sheets of COHESANT TECHNOLOGIES INC. (a Delaware corporation) and subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohesant Technologies Inc. and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                   ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
December 20, 1996.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1996 AND 1995

                                     ASSETS

                                                                                             1996                     1995
                                                                                       ---------------           --------------
ASSETS:
  Cash and cash equivalents                                                               $  500,751               $1,247,061
  Temporary investments                                                                            -                  246,901
  Accounts receivable, net of allowance for doubtful accounts of $107,073 and
       $198,832 in 1996 and 1995, respectively
                                                                                           1,909,826                2,501,248
  Business interruption insurance receivable                                                 120,972                        -
  Tax refund receivable                                                                       93,700                        -
  Inventory, net                                                                           2,940,851                2,933,088
  Prepaid expenses                                                                           303,306                  161,422
  Deferred tax assets                                                                        145,500                  156,800
                                                                                          ----------               ----------
          Total current assets                                                             6,014,906                7,246,520

  Restricted, temporary investments                                                          203,148                  204,847
  Notes receivable, net of allowance for doubtful accounts of $-0- and $36,919
       for 1996 and 1995, respectively                                                        15,688                   68,988
  Property, plant and equipment-
    Land                                                                                      53,902                   53,902
    Building and leasehold improvements                                                      180,324                  155,937
    Machinery and equipment                                                                  956,185                  623,407
    Displays, demos, and lab equipment                                                       129,400                  106,389
                                                                                          ----------               ----------
                                                                                           1,319,811                  939,635
  Less- Accumulated depreciation                                                            (382,627)                (159,156)
                                                                                          ----------                ---------
                                                                                             937,184                  780,479

  Investment and advances in unconsolidated affiliate                                        141,307                  164,951
  Patents and other intangibles, net of accumulated amortization of $149,490
       and $51,053 in 1996 and 1995, respectively                                            245,494                  287,191
  Goodwill, net of accumulated amortization of $36,876 and $-0- in 1996 and
       1995, respectively                                                                    613,432                        -
  Other noncurrent assets                                                                     25,411                   11,847
                                                                                          ----------               ----------
          Total assets                                                                    $8,196,570               $8,764,823
                                                                                          ==========               ==========

          The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1996 AND 1995

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                         1996                     1995
                                                                                   -----------------        -----------------

LIABILITIES:
  Revolving line of credit                                                                $  150,000                        -
  Current maturities of long-term liabilities                                                 50,053               $   47,983
  Accounts payable                                                                         1,647,944                1,538,242
  Accrued wages and benefits                                                                  93,647                  225,925
  Other current liabilities                                                                  159,061                  118,404
                                                                                          ----------               ----------
          Total current liabilities                                                        2,100,705                1,930,554

  Other noncurrent liabilities                                                                87,919                  120,949
                                                                                          ----------               ----------
          Total liabilities                                                                2,188,624                2,051,503

COMMITMENTS AND CONTINGENCIES (Notes 9 and 11)


SHAREHOLDERS' EQUITY:
  Common stock ($.001 par value; 10,000,000 shares authorized; issued and
       outstanding 2,688,343 shares and 2,635,536 shares                                       2,688                    2,636
  Additional paid-in capital                                                               6,450,360                6,285,417
  Retained earnings (deficit)                                                               (445,102)                 425,267
                                                                                          ----------               ----------
          Total shareholders' equity                                                       6,007,946                6,713,320
                                                                                          ----------               ----------
          Total liabilities and
            shareholders' equity                                                          $8,196,570               $8,764,823
                                                                                          ==========               ==========

          The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995


                                                                                              1996                      1995
                                                                                          ------------              -----------

NET SALES                                                                                  $13,643,384               $14,065,494

COST OF SALES                                                                                9,195,959                 9,141,895
                                                                                           -----------               -----------
          Gross profit                                                                       4,447,425                 4,923,599

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES                                                 884,153                   901,332

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                 4,018,376                 3,275,308

OTHER CHARGES (Note 15)                                                                        461,276                    90,544
                                                                                           -----------               -----------
          Income (loss) from operations                                                       (916,380)                  656,415

OTHER INCOME (EXPENSE):
  Interest expense                                                                             (31,894)                  (27,997)
  Interest income                                                                               50,416                    90,765
  Equity in loss of unconsolidated affiliate                                                   (31,138)                  (15,427)
  Other - net                                                                                   10,927                   (12,218)
                                                                                           -----------               -----------
INCOME (LOSS) BEFORE INCOME TAXES                                                             (918,069)                  691,538

INCOME TAX (EXPENSE) BENEFIT                                                                    47,700                  (251,344)
                                                                                           -----------               -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                                       (870,369)                  440,194

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt                                                                     -                   (14,927)
                                                                                           -----------               -----------
NET INCOME (LOSS)                                                                          $  (870,369)              $   425,267
                                                                                           ===========               ===========

NET INCOME (LOSS) PER SHARE                                                                    $(0.32)                 $ 0.16
                                                                                           ===========               ===========
AVERAGE SHARES OUTSTANDING                                                                 $ 2,681,202                 2,607,616
                                                                                           ===========               ===========


              The accompanying notes to financial statements are an
                 integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995


                                                                                        Additional        Retained
                                                                     Common Stock     Paid-in Capital     Earnings          Total
                                                                     -------------    ---------------    -----------      ----------

BALANCES, November 30, 1994                                             $    -          $        -        $       -      $        -

  Issuance of 1,500,000 shares of common stock for acquisition
      of ACC and GCI                                                     1,500           2,071,409                -       2,072,909


  Issuance of 1,250,000 shares from Initial Public Offering              1,250           4,786,214                -       4,787,464

  Purchase of 114,564 shares                                              (114)           (572,206)               -        (572,320)

  Net income                                                                 -                   -          425,267         425,267
                                                                        ------          ----------        ---------      ----------
BALANCES, November 30, 1995                                              2,636           6,285,417          425,267       6,713,320

  Issuance of 52,807 shares of common stock (Note 2)                        52             164,943                -         164,995

  Net loss                                                                   -                   -         (870,369)       (870,369)
                                                                        ------          ----------        ---------      ----------
BALANCE, November 30, 1996                                              $2,688          $6,450,360        $(445,102)     $6,007,946
                                                                        ======          ==========        =========      ==========


  The accompanying notes are an integral part of these consolidated statements. presentation. Such reclassifications have no effect on previously reported net income.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                                                                           1996                     1995
                                                                                    -------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                          $ (870,369)              $  425,267
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities-
      Extraordinary item-
        Loss on extinguishment of debt                                                                -                   14,927
      Depreciation and amortization                                                             358,784                  210,209
      Deferred tax provision                                                                     11,300                  154,100
      Provision for doubtful accounts                                                            91,197                   92,437
      Equity in loss of unconsolidated
        affiliate                                                                                31,138                   15,427
      Gain on sale of equipment                                                                       -                     (860)
      Net change in current assets and
        current liabilities-
          Accounts and notes receivable                                                         667,755                  156,287
          Business interruption insurance receivable                                           (120,972)                       -
          Tax refund receivable                                                                 (93,700)                       -
          Inventories                                                                            39,338                 (414,886)
          Prepaid expenses                                                                     (130,384)                 (24,937)
          Accounts payable                                                                      (77,382)                (307,559)
          Other current liabilities                                                            (393,032)                 (51,942)
          (Increase) decrease in other
            noncurrent assets                                                                     2,097                   (6,512)
          Decrease in other noncurrent
            liabilities                                                                        (199,952)                 (38,600)
                                                                                             ----------               ----------
          Net cash provided by (used in)
            operating activities                                                               (684,182)                 223,358
                                                                                             ----------               ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of Raven                                                                         (125,000)                       -
  Purchase of patents                                                                           (12,303)                 (28,312)
  Property and equipment additions                                                             (307,463)                (292,500)
  Purchase of temporary investments                                                                   -                 (246,901)
  Maturity of temporary investment                                                              246,901                        -
  Investment in restricted, temporary
    investments                                                                                       -                 (204,847)
  Advances to unconsolidated affiliate                                                           (7,494)                 (24,666)
                                                                                             ----------               ----------
          Net cash used in investing
            activities                                                                         (205,359)                (797,226)
                                                                                             ----------               ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock, net                                                                       -                4,787,464
  Borrowings under revolving line of credit                                                     150,000                        -
  Principal payments under capital
    lease obligations                                                                            (6,769)                       -
  Payments under line of credit agreement                                                             -               (2,381,709)
  Payments under term loan                                                                            -                 (182,052)
  Purchase of treasury shares                                                                         -                 (572,320)
                                                                                             ----------               ----------
          Net cash provided by
            financing activities                                                                143,231                1,651,383
                                                                                             ----------               ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                                  (746,310)               1,077,515

CASH AND CASH EQUIVALENTS, at beginning of
  period                                                                                      1,247,061                  169,546
                                                                                             ----------               ----------
CASH AND CASH EQUIVALENTS, at end of period                                                  $  500,751               $1,247,061
                                                                                             ==========               ==========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                                                 $   31,140               $   25,691
                                                                                             ==========               ==========
    Income taxes                                                                             $   18,000               $   91,500
                                                                                             ==========               ==========


                               The accompanying notes to financial statements
             are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 1996 AND 1995

1.  NATURE OF BUSINESS
    ------------------

Cohesant Technologies Inc. (the "Company" or "Cohesant") is engaged in the design, development, manufacture and sale of specialized spray finishing and coating application equipment, replacement parts and supplies used in the operation of the equipment and specialty coating, adhesive and sealant products.

The Company's products are sold through a network of independent distributors, sales representatives and licensed applicators in the United States and overseas. Industries served include: construction, transportation and marine.

The Company's executive offices are located in Cleveland, Ohio, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and St. Louis, Missouri. Additional manufacturing, warehouse or distribution facilities are located in Tulsa, Oklahoma, Houston, Texas, Newark, New Jersey, and City of Industry, California.

2.  BACKGROUND
    ----------

The Company was organized in Delaware in July 1994, and commenced operations on November 30, 1994. On December 7, 1994, the Company completed its initial public stock offering ("Offering") of 1,100,000 units ("Units") at $5.00 per Unit. In January 1995, the underwriter acquired an additional 150,000 Units at $5.00 per Unit under terms of the Offering's over-allotment option. Each Unit consists of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). Each Warrant entitles the holder to purchase one share of common stock for $5.75 during the four-year period commencing one year after the Offering. The Company may call the Warrants for redemption under certain conditions. The Warrants and common stock comprising the Units are immediately detachable and separately transferable. The Company also sold to the underwriter for $100 a purchase option to purchase up to 110,000 Units. The purchase option is exercisable at $7.75 per Unit (155% of the initial public offering price of the Units) for a period of four years commencing one year from the Offering. Simultaneous with the Offering, the Company acquired all of the capital stock of Glas-Craft, Inc. ("GCI") and American Chemical Company ("ACC") in exchange for 1,500,000 shares of the Company's common stock ("Reorganization"). Prior to the Reorganization, $283,000 of redeemable preferred stock and $260,000 of 10% convertible subordinated notes payable previously issued by GCI, were converted into common stock. The acquisition of GCI and ACC was accounted for using the purchase method of accounting; however, the related assets and liabilities were appropriately reflected at carryover basis.

The net proceeds ($4,788,000) from the Offering (including the over-allotment option) were used to reduce short-term borrowings on its line of credit ($2,382,000), to repay certain debt ($182,000), to repurchase 114,464 shares of the Company's common stock ($572,000), to make certain capital improvements, with the remainder available for business acquisitions and general working capital purposes.

On December 13, 1995, the Company, through a newly organized ACC subsidiary, Raven Lining Systems ("Raven"), acquired substantially all of the assets and assumed approximately $713,000 of liabilities of Raven Management Services, Inc., for an initial total purchase price of approximately $1,003,000, including assumed debt. The initial purchase price was paid by the issuance of 52,807 shares of the Company's common stock valued at $165,000 and cash of $125,000. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or the Company's stock, based on profitability of the newly formed subsidiary, Raven over the next five years. No payment was due related to fiscal 1996.

The Company's acquisition of Raven has been accounted for as a purchase, and accordingly, the purchase price was allocated to the assets and liabilities of the acquired company based on their fair values at the acquisition date. The purchase price in excess of identifiable assets of approximately $650,000 was allocated to goodwill and is being amortized on a straight-line basis over 17 years. Operating results of Raven are included in the consolidated results beginning subsequent to the purchase date.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

     a.  Basis of Presentation
         ---------------------

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The Company's noncontrolling investment in an affiliate is accounted for under the equity method.

     b.  Income Taxes
         ------------

The Company files a consolidated Federal income tax return with its wholly owned subsidiaries. Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes." The liability method measures the effected tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.

     c. Earnings Per Share
        ------------------

Earnings per share of common stock are based on the weighted average number of common shares outstanding. The stock options, the warrants, the underwriter's purchase option and related warrants were not included in the calculation of earnings per share because they would have an antidilutive effect.

     d.  Statement of Cash Flows
         -----------------------

For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are classified as cash and cash equivalents. Cash equivalents consist of securities of the U.S. Government and its agencies.

Certain noncash investing activities are described below:

During the fiscal year ended November 30, 1996, the Company exchanged 52,807 shares of its common stock in connection with the acquisition of Raven. Additionally, during fiscal 1996, the Company also transferred $21,293 of inventory to property and equipment.

During the fiscal year ended November 30, 1995, the Company exchanged 1,500,000 shares of its common stock for all of the outstanding capital stock of GCI and ACC. Additionally, during fiscal 1995, the Company also transferred $47,195 of inventory to property and equipment and entered into a capital lease obligation of $64,414.

     e.  Inventories
         -----------

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value.

At November 30, 1996 and 1995, the net carrying value of inventories consisted of the following:

                                         1996                     1995
                                   ---------------          ---------------

Raw materials                        $2,415,106               $2,420,554
Work-in-Process                         116,688                  118,941
Finished goods                          409,057                  393,593
                                     ----------               ----------
                                     $2,940,851               $2,933,088
                                     ==========               ==========

     f.  Property and Equipment
         ----------------------

Property and equipment are carried at cost. Depreciation of property, plant and equipment is provided by use of the declining balance and straight-line methods over the estimated useful lives of the assets as follows:

           Building                                         10-33 years
           Machinery and equipment                           3-20 years
           Furniture and fixtures                            5-10 years
           Building improvements                             5-20 years
           Motor vehicles                                       5 years
           Leasehold improvements                             3-5 years
           Displays, demos and lab equipment                  3-5 years

     g.  Intangible Assets
         -----------------

The purchase price in excess of identifiable assets of Raven, goodwill, is being amortized on a straight-line basis over 17 years.

The cost of patents is being amortized using the straight-line method over their estimated useful lives (approximately 3 to 10 years). Other intangibles consist of the cost of certain product formulations, certifications and customer lists. Amortization of deferred formula costs, certification costs and customer lists is provided by use of the straight-line method over the estimated future period of benefit (approximately 5 to 8 years).

The Company continually evaluates its intangible assets in light of events and circumstances that may indicate that the remaining estimated useful life may warrant revision or that the remaining value may not be recoverable. When factors indicate that intangible assets should be evaluated for possible impairment, the Company uses an estimate of the related cash flows over the remaining life of the asset in measuring whether that asset is recoverable. To the extent an impairment has occurred, the excess of the carrying value of the intangibles over their estimated recoverable value will be charged to operations.

In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. The statement must be adopted by the Company in the first quarter of fiscal 1997. Under provisions of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value. The statement is not expected to have a material impact on the Company's results of operations or financial position.

     h.  Research and Development
         ------------------------

The costs associated with research and development programs for new products and significant improvements, which totaled approximately $884,000 and $901,000 in 1996 and 1995, respectively, are expensed as incurred.

     i.  Estimates
         ---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

      j.  Unaudited Pro forma Financial Information
          -----------------------------------------

The following unaudited pro forma summary financial information combines the consolidated results of operations of the Company as if the acquisition of Raven had occurred as of December 1, 1994. The impact of this acquisition for the period December 1, 1995 through December 13, 1995 was not material. Pro forma adjustments to the consolidated statement of income consist principally of recognizing the effect of savings resulting from the liquidation of Raven debt, which was assumed by the Company. Preparation of the pro forma summary information was based upon assumptions deemed appropriate by management of Cohesant. The pro forma summary information is not necessarily indicative of the results which actually would have occurred if the transaction had been consummated at the beginning of the period presented, nor does it purport to represent the future financial position and results of operations for future periods.

                                     Year ended November 30, 1995
                                     ----------------------------

Net sales                                   $ 15,018,000

Net income                                       315,000

Net income per share                              $ 0.12



4.  BUSINESS INTERRUPTION INSURANCE RECEIVABLE
    ------------------------------------------

In August 1996, ACC had a fire at its manufacturing facility in St. Louis, and as a result, has had to outsource some of its manufacturing. The fire directly impacted ACC's sales, costs and profits. The Company has identified to date costs of $120,972 which are reimbursable by its insurance carrier under terms of its business interruption coverage. The amount recoverable from insurance has been accrued as a receivable in the accompanying consolidated balance sheet.

The Company has had discussions with it's insurance agent and continues to assess whether additional costs are reimbursable under the terms of its insurance policy.

5.  STOCK OPTION PLAN
    -----------------

The Company has adopted a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options may not be exercised more than ten years after the date of grant (five years if the grant is an incentive stock option to any employee who owns more than 10% of the Company's outstanding common stock). The Company has reserved 250,000 shares of common stock for issuance upon exercise of stock options. At November 30, 1996, there were 18,500 exercisable options and 57,500 options available for grant. Information with respect to outstanding options is presented below.

                             Exercise Price
                                Per Share                                 Options
                             -----------------------------------------    -------

OPTIONS OUTSTANDING AT
  NOVEMBER 30, 1994                                           $5.00                        50,000

  Options Granted                                             $5.00                        81,000

                             Exercise Price
                                Per Share                                 Options
                             -----------------------------------------    -------

OPTIONS OUTSTANDING AT
  NOVEMBER 30, 1995                                           $5.00                       131,000

  Options Granted                                             $1.25                       124,500
  Options Canceled                                            $5.00                       (63,000)

OPTIONS OUTSTANDING AT
  NOVEMBER 30, 1996                                        $1.25-$5.00                    192,500

In October 1995, SFAS No. 123, "Stock Based Compensation," was issued. This statement will require the Company to choose between two different methods of accounting for stock options. The statement defines a fair-value-based method of accounting for stock options but allows an entity to continue to measure compensation cost for stock options using the accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

Use of the APB 25 accounting method results in no compensation cost being recognized if options are granted at an exercise price at the current market value of the stock. The Company plans to continue to use the method prescribed under APB 25 to measure compensation costs. Beginning in fiscal 1997, the Company will be required by SFAS 123 to make pro forma disclosures of net income and earnings per share as if the fair value method had been applied in its financial statements beginning with the year ended November 30, 1996.

6.  INVESTMENT AND ADVANCES IN UNCONSOLIDATED AFFILIATE
    ---------------------------------------------------

In February 1989, GCI invested $24,000 to become a one-third owner of RTM Systems, Inc. (RTM). The Company is accounting for this investment under the equity method. An additional reserve is provided when necessary to adjust the Company's investment and advances in RTM to expected net realizable value.

GCI provides management and accounting services to RTM. The Companies also share office facilities. RTM's allocated share of common expenses and fees charged by GCI for management and accounting services totaled $35,439 and $96,201 in fiscal 1996 and 1995, respectively. The Company also sells dispensing systems to RTM. Sales to RTM totaled $49,774 and $91,245 in fiscal 1996 and 1995, respectively. Included in these sales are profits to the Company of $11,538 and $15,981 in fiscal 1996 and 1995, respectively.

7. LONG-TERM LIABILITIES
   ---------------------

     a.  Revolving Line of Credit
         ------------------------

On March 20, 1995, the Company entered into a revolving line of credit agreement with a bank. This $2,000,000, unsecured credit facility, as amended, expires May 31, 1997 and accrues interest at the bank's prime lending rate (8.25% as of November 30, 1996). This facility can be used to fund working capital requirements, capital expenditures and permitted acquisitions. In connection with this agreement, the bank executed agreements with GCI and ACC to act as guarantors of the Company's outstanding indebtedness. The revolving line of credit had an outstanding balance of $150,000 and $-0- as of November 30, 1996 and 1995, respectively.

The agreement, among other restrictions, requires the Company to maintain tangible net worth (as defined in the agreement) of $5,000,000 and a ratio of liabilities to tangible net worth at a level not greater than 1.50 to 1.00. As of November 30, 1996, the Company was in violation of the tangible net worth covenant. The Company has received a waiver of the covenant violation from the bank.

     b.  Capital Leases
         --------------

The Company leases certain machinery and equipment under an agreement which is classified as a capital lease. Future minimum payments, by year, under this noncancellable capital lease consist of the following at November 30, 1996:

                               YEAR                          AMOUNT
                               ----                          ------
                               1997                         $12,000
                               1998                          16,140
                               1999                          17,520
                               2000                          22,481
                                                            -------
                  Minimum lease payments                     68,141

                  Less- Amount representing
                    interest   11,867                        11,867
                                                            -------
                  Present value of future
                    minimum lease payments                   56,274

                  Less- Amount included in
                    current maturities of
                    long-term liabilities                     6,765
                                                            -------
                  Long-term portion                         $49,509
                                                            =======

     c.  Other Noncurrent Liabilities
         ----------------------------

At November 30, 1996 and 1995, other noncurrent liabilities, excluding capital lease obligations, consisted of the following:

                                                                           1996                1995
                                                                        ------------      ---------------

Obligation arising from the acquisition
  of deferred formula costs and customer
  lists, payable in minimum monthly
  installments of $2,250, including interest
  imputed at 10% through March                                           $57,666             $ 77,770

Noninterest bearing deferred compensation
  obligation, payable to the wife of the
  founder of a predecessor of ACC in
  annual installments of approximately
  $25,000, including interest imputed at
  12% for her lifetime, estimated to be
  through 1997; collateralized by a $200,000
  restricted temporary investment (Note 10)                               21,086               28,119

Other                                                                      2,946                 -
                                                                        --------            --------
                                                                          81,698              105,889

Less- Current portion                                                         43,288               41,218
                                                                             -------             --------
Long-term portion                                                            $38,410             $ 64,671
                                                                             =======             ========

Future maturities of other long-term liabilities at November 30, 1996 are as follows:

                               Year                      Amount
                               ----                      ------

                               1997                     $43,288
                               1998                      29,891
                               1999                       8,519
                                                        -------
                                                        $81,698
                                                        =======

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

The carrying amounts of cash and cash equivalents, temporary investments, accounts and notes receivable, accounts payable and noncurrent liabilities (excluding capital lease obligations) approximate fair value because of the short maturity of these instruments.

9.  COMMITMENTS
    -----------

The Company leases its office, a portion of its manufacturing and warehouse facilities, computer equipment and Company cars under noncancellable operating leases expiring at various dates through November 2000. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:

                                Fiscal
                                 Year                   Amount
                                 ----                   ------

                                 1997                 $247,973
                                 1998                  214,604
                                 1999                   47,732
                                 2000                   10,843

Rent expense totaled $379,000 and $446,000 for the years ended November 30, 1996 and 1995, respectively.

10.  COLLATERAL SUBSTITUTION AGREEMENT
     ---------------------------------

On June 21, 1995, the Company entered into an agreement with its majority stockholder for which the Company agreed to become a party to a certain pledge and escrow agreement. As a result of this agreement, the Company placed $200,000 in short-term U.S. government money market funds with Boatmen's Trust Company in St. Louis, Missouri, to secure a continuing contractual payment obligation of ACC. As a consequence of this agreement, the Company has classified such funds and the interest earned thereon as Restricted, Temporary Investments under noncurrent assets on the accompanying Consolidated Balance Sheets.

11.  CONTINGENCIES
     -------------

In September 1996, the patent infringement case between GCI and Magnum Industries of Clearwater, Florida was settled. The settlement does not involve payment by either party or require a change in either party's existing products. In connection with this suit, the Company incurred approximately $295,000 and $60,500 in legal costs for the years ended November 30, 1996 and 1995.

In July 1996, the Company settled a dispute with its product liability insurer, St. Paul, over claims previously paid by St. Paul. ACC agreed to pay St. Paul $85,000 in connection with the settlement agreement.

ACC has filed suit against a customer seeking collection for amounts owed on open account of approximately $90,000, plus interest, and for tortuous business interference. The customer has filed a counterclaim against ACC, and others, seeking approximately $500,000 in damages for an alleged breach of contract and negligent misrepresentations. ACC has denied all material allegations of the counterclaim and intends to vigorously defend against the counterclaim. The suit is currently scheduled for trial on or about February 1997. Management believes that the counterclaim is without merit, and that the outcome of this litigation will not have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to other legal and environmental matters which have arisen in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

12.  RETIREMENT PLANS
     ----------------

ACC has a defined benefit pension plan covering certain employees under a collective bargaining agreement. Contributions for the years ended November 30, 1996 and 1995 were not significant. A comparison of accumulated plan benefits and net assets available for benefits as of July 1, 1995 (date of last actuarial review) and July 1, 1994 were as follows:

                                                             1996                     1995
                                                           ---------                ------

         Actuarial present value of
           accumulated plan benefits                        $82,947                 $91,123

         Net assets available for
           benefits                                         111,466                  96,196

The discount rates used in determining the actuarial present value of accumulated plan benefits were 7.5% and 7% for 1996 and 1995, respectively.

The Company has defined contribution profit sharing plans for all nonunion employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 1996 and 1995 were $58,224 and $60,359, respectively.

13.  INCOME TAXES
     ------------


The provision for income taxes consists of the following components:

                                                                               1996             1995
                                                                            ----------     -----------

CURRENT
Federal                                                                     $(46,800)        $ 61,944
State                                                                        (12,200)          35,300
                                                                            --------         --------
    Total current                                                            (59,000)          97,244

DEFERRED
    Total deferred                                                            11,300          154,100
                                                                            --------         --------
INCOME TAX EXPENSE (BENEFIT)                                                $(47,700)        $251,344
                                                                            ========         ========

During fiscal 1996, the Company carried back a portion of fiscal 1996 net operating losses to recover taxes paid in the prior year. A valuation allowance was provided for the unutilized current year net operating losses. The 1995 effective tax rate does not differ materially from the statutory rate.

Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, 1996 and 1995 are as follows:

                                                                                 1996           1995
                                                                             ------------   -----------

Financial reporting reserves not
  yet deductible                                                              $166,600       $162,300
Depreciation and amortization                                                  (38,600)       (27,900)
Net operating loss carryforwards
  attributable to:
    ACC                                                                        348,600        348,600
    Cohesant                                                                   189,700             -
General business credits                                                       145,600          8,400
AMT credit carryforward                                                          3,500             -
                                                                              --------       --------
                                                                               815,400        491,400
Less-Valuation allowance                                                      (669,900)      (334,600)
                                                                              --------       --------
NET DEFERRED TAX ASSET                                                        $145,500       $156,800
                                                                              ========       ========

At November 30, 1996, for Federal income tax purposes, ACC has net operating loss (NOL) carryforwards of $919,000 available to reduce future taxable income which expire through 2003. The amount of this separate return limitation year
(SRLY) NOL which can be utilized annually is limited to approximately $4,000. A valuation allowance has been provided to reduce the related deferred tax asset to its estimated realizable value of $14,000 at November 30, 1996. At November 30, 1996, Cohesant has net operating loss carryforwards of $478,000 for Federal income tax purposes and $60,000 for state income tax purposes available to reduce future taxable income which expire in 2011. GCI has general business credits totaling approximately $145,600 which expire through fiscal 2009. A full valuation allowance has been provided for Cohesant's NOL's and GCI's general business credits.

14.  EMPLOYMENT AGREEMENTS
     ---------------------

The Company has employment agreements with the President and Chief Operating Officer and the Executive Vice President and Chief Technical Officer each for a three-year period which commenced on November 30, 1994. The employment agreements provide for annual base salaries of $108,000 for each individual, increasing annually based upon the Consumer Price Index and an annual bonus at the discretion of the Compensation Committee of the Board of Directors of the Company.

15.  OTHER CHARGES
     -------------

During the year, the Company incurred the following charges which have been included as "Other Charges" in the Consolidated Statements of Operations:

                                                                            1996                1995
                                                                         ------------         ---------

Costs incurred in connection with the
  integration of ACC and Raven and
  certain other restructuring
  activities                                                              $106,299              $   -

Legal and related costs incurred in connection with the
  patent infringement and other lawsuits
                                                                           354,977              90,544

                                                                          --------             -------
    Total other charges                                                   $461,276             $90,544
                                                                          ========             =======


16.  RELATED PARTY TRANSACTIONS
     --------------------------

From December 1994 to May 31, 1996, the Company was party to a cost sharing arrangement ("arrangement"), with Clarion Capital Corporation ("CCC"), the company's majority shareholder, that provided for reimbursement by the Company of certain occupancy, leased equipment, and other administrative costs incurred by CCC as a result of shared facilities. In April 1996, upon the formation of Clarion Management Ltd. ("CML"), an affiliate of CCC, the arrangement was assigned to CML. Commencing June 1, 1996, the arrangement was replaced by a management agreement ("agreement") which recognized the increased role played by CML and its managing member in the affairs of the Company following the resignation of the Company's prior president in May 1996. The agreement provides that CML will provide management assistance, general administrative support and office space for the Company and shall be paid $10,500 per fiscal quarter. Pursuant to the agreement, CML was paid $14,000, net of expenses for shared personnel as of November 30, 1996, which is reflected in the Consolidated Statement of Operations. For the years ended November 30, 1996 and 1995, the Company reimbursed the Clarion entities $7,800 and $12,100, respectively, for expenses relating to the occupancy and use of shared facilities and equipment.


17.  1995 FINANCIAL STATEMENTS
     -------------------------

Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation. Such reclassifications have no effect on previously reported net income.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 24, 1997

                                                      COHESANT TECHNOLOGIES INC.


                                         BY: /s/ Morton A. Cohen
                                             ----------------------------------
                                         Morton A. Cohen
                                         Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Morton A. Cohen         Chairman of the Board         February 24, 1997
-------------------------   of Directors and Chief
Morton A. Cohen             Executive Officer
                            (Principal Executive
                            Officer)



/s/ Dwight D. Goodman       President                     February 24, 1997
-------------------------   (Principal Operating
Dwight D. Goodman           and Financial Officer),
                            and Director



/s/ Michael L. Boeckman     Director                       February 24, 1997
-------------------------
Michael L. Boeckman

/s/ Morris H. Wheeler       Director                       February 24, 1997
-------------------------
Morris H. Wheeler

/s/ Douglas R. Elliott      Director                       February 24, 1997
-------------------------
Douglas R. Elliott

                            Director                       February 24, 1997
-------------------------
Norton W. Rose