Form 10KSB40/A
period 1996-11-30
COHESANT TECHNOLOGIES INC
filed 1997-03-31
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A


(Mark One)
[X] Annual Report under Section 13 or 15(d)of the Securities Exchange Act of 1934 (Fee required)

For the fiscal year ended November 30, 1996
                          -----------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to________________

                         Commission file number: 0-25126

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

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 Par Value; Common Stock Purchase Warrants, registered on the Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value; Common Stock Purchase Warrants

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No_____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $13,643,384.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 24, 1997.
$1,650,000.

         As of February 24, 1997, the Issuer had 2,688,343 shares of Common Stock, $.001 par value, outstanding.



                            Sequential page 1 of 9

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding the current Directors and Executive Officers of the Company. Each director holds office from election until the next annual meeting of stockholders or until their successors are duly elected and qualified.


                                                                                                                DIRECTOR
          NAME                                           PRINCIPAL OCCUPATION AND AGE                             SINCE
          ----                                           ----------------------------                             -----
Morton A. Cohen                     Chairman and Chief Executive Officer of the Company;
                                    age 61                                                                          1994

Dwight D. Goodman                   President and Chief Operating Officer of the Company;
                                    age 63                                                                          1994

Douglas R. Elliott                  Executive Vice President and Chief Technical Officer
                                    of the Company; age 44                                                          1994

Michael L. Boeckman                 Chief Financial Officer of Cohen & Co.; age 50                                  1994

Norton W. Rose                      Business Consultant; age 68                                                     1994

Morris H. Wheeler                   President of Clarion Management and Clarion Capital
                                    Corporation; age 36                                                             1996


         MORTON A. COHEN has been Chairman of the Board and Chief Executive Officer since the Company's inception in July 1994, and served as the Company's President from May to July 1996. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation ("Clarion"), a private, small business investment company, for more than five years. He is also a director of Sentex Sensing Technologies, Inc., a manufacturer of instrumentation measuring devices; Zemex Corporation, an industrial minerals company; Gothic Energy Corporation, a developer and operator of oil and gas producing properties and DHB Capital Group, Inc., a holding company with a diversified portfolio. Mr. Cohen is the father-in-law of Morris
H. Wheeler.

         DWIGHT D. GOODMAN has been a Director of the Company since its inception and has been the President and Chief Operating Officer of the Company since July 1996 and Chief Financial Officer since May 1996; from May 1996 until July 1996, Mr. Goodman had been the Company's Executive Vice President and Chief Financial Officer. Mr. Goodman had been the President and Chief Executive Officer of Glas-Craft, Inc. ("GCI"), a Company subsidiary, since 1984.

         DOUGLAS R. ELLIOTT has been a Director of the Company since its inception and has been the Company's Executive Vice President and Chief Technical Officer since October 1996. Prior thereto, Mr. Elliot had been President and Chief Executive Officer of American Chemical Company ("ACC"), a Company subsidiary, for more than five years.

         MICHAEL L. BOECKMAN has been a Director of the Company since its inception. Mr. Boeckman has been Chief Financial Officer of Cohen & Co., an accounting firm, since December 1996. From May 1996 through December 1996, Mr. Boeckman was a self- employed business consultant. From July 1994 until May 1996, Mr. Boeckman was the Company's President and Chief Operating Officer. Prior thereto, Mr. Boeckman was the Vice President and Chief Financial Officer of Clarion for more than five years.

         NORTON W. ROSE has been a Director of the Company since its inception. Mr. Rose has been a self-employed business consultant for over five years. Mr. Rose serves as Executive Vice President of Creativity for Kids, a children's craft and activities manufacturer, and Vice Chairman of Blue Coral, Inc., a specialty chemical company. He also serves on the Board of Directors of Telxon Corp., a hand-held microcomputer systems company and Specialty Chemical Resources, Inc., a specialty chemical company.

         MORRIS H. WHEELER has been a Director of the Company since July 1996. Mr. Wheeler has been President of Clarion since September 1996, and served as its Vice President from August 1994 to September 1996. Mr. Wheeler has been President of Clarion Management Ltd., an investment management and consulting company, since April 1996. Prior to August 1994, Mr Wheeler was an attorney with the law firm of Davis Polk & Wardwell in New York City. Mr. Wheeler is the son-in-law of Morton A. Cohen.

ITEM 10.                            EXECUTIVE COMPENSATION

The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 1996, 1995 and 1994 for the chief executive officer and the other two most highly compensated executives of the Company. No other executive officer received compensation in excess of $100,000 during such year.

                           SUMMARY COMPENSATION TABLE


                                                                                                   LONG TERM
                                                                                                  COMPENSATION
                                                                                                  ------------
                                                             ANNUAL COMPENSATION                     AWARDS
                                                  ---------------------------------------------      ------
                                                                                                   SECURITIES
                                          FISCAL                                 OTHER ANNUAL      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR         SALARY          BONUS  COMPENSATION (1)     OPTIONS        COMPENSATION(2)
---------------------------                ---          ------          -----  ----------------     --------       ---------------
                                                                                                    (SHARES)
Morton A. Cohen,                           1996       $    -0-        $   -0-          $   -0-          10,000            $  -0-
   Chairman of the Board and Chief         1995            -0-            -0-              -0-           1,000               -0-
   Executive Officer                       1994            -0-            -0-              -0-             -0-               -0-

Dwight D. Goodman,                         1996       $118,980        $   -0-          $   -0-          15,000            $3,641
   President and Chief Operating Officer   1995        108,000            -0-              -0-          15,000             3,703
                                           1994        108,000         39,273              -0-             -0-             4,476

Douglas R. Elliott,                        1996       $111,240        $   -0-          $   -0-           5,000            $3,339
   Executive Vice President                1995        107,000            -0-              -0-          15,000             3,210
   and Chief Technical Officer             1994        107,000            -0-              -0-             -0-               -0-


----------------
(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.

(2)      Includes corporate contributions to the Company's 401(k) Plan.

         Mr. Dwight D. Goodman has an agreement with GCI pursuant to which he is employed as its President through November 30, 1997. The employment agreement provides for an annual base salary, increasing annually based upon the consumer price index and an annual bonus at the discretion of the Compensation Committee of the Board of Directors of the Company. In the event Mr. Goodman's employment is terminated without cause, he will be paid the then current salary for one year. At the July 1996 Board of Directors meeting, Mr. Goodman's salary was increased to $121,240 per annum to reflect his additional duties.

         Mr. Douglas R. Elliott has an agreement with ACC pursuant to which he is employed as its President through November 30, 1997. Mr. Elliott's current annual base salary is $114,990, and an annual bonus is payable at the discretion of the Compensation Committee of the Board of Directors of the Company. In the event Mr. Elliott's employment is terminated without cause, he will be paid the then current salary for one year.

OPTION GRANTS IN LAST FISCAL YEAR
(Individual Grants)

The following table provides information relating to grants of stock options made during the last fiscal year for the chief executive officer and the other two most highly compensated executives of the Company.


                                          NUMBER OF             % OF TOTAL
                                         SECURITIES               OPTIONS              EXERCISE
                                         UNDERLYING             GRANTED TO              OR BASE
                                           OPTIONS             EMPLOYEES IN               PRICE              EXPIRATION
NAME                                       GRANTED              FISCAL YEAR              ($/SH)                 DATE
----                                       -------              -----------              ------                 ----
Morton A. Cohen                          10,000(1)                  8%                 $1.25                July 25, 2001
Dwight D. Goodman                        15,000(1)                 12%                 $1.25                July 25, 2001
Douglas R. Elliott                        5,000(2)                  4%                 $1.25                July 25, 2001

(1) The Option becomes exercisable in two equal annual installments commencing July 25, 1997.

(2) The Option becomes exercisable in four equal annual installments commencing July 25, 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the chief executive officer and the other two most highly compensated executives of the Company.

                                                                    NUMBER OF                    VALUE OF UNEXERCISED
                                                                   UNEXERCISED                       IN-THE-MONEY
                                                                   OPTIONS AT                         OPTIONS AT
                                                                 NOVEMBER 30, 1996                NOVEMBER 30, 1996
                          SHARES ACQUIRED      VALUE       -----------------------------    ------------------------------
       NAME                  ON EXERCISE      REALIZED     EXERCISABLE     UNEXERCISABLE    EXERCISABLE      UNEXERCISABLE
       ----               -----------------   --------     -----------     -------------    -----------      -------------

Morton A. Cohen                 -0-             -0-         1,000            10,000            -0-                -0-
Dwight D. Goodman               -0-             -0-         7,500            22,500            -0-                -0-
Douglas R. Elliott              -0-             -0-         7,500            12,500            -0-                -0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director,
(iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:


                                                                                                  PERCENTAGE OF
NAME AND ADDRESS OF                                         AMOUNT AND NATURE                      OUTSTANDING
BENEFICIAL OWNER                                         OF BENEFICIAL OWNERSHIP                   SHARES OWNED
----------------                                         -----------------------                   ------------
Morton A. Cohen                                                 1,307,880(1)(2)                       48.6%
1801 East 9th Street
Cleveland, Ohio 44114

Clarion Capital Corporation                                     1,175,980                             43.7%
1801 East 9th Street
Cleveland, Ohio 44114

Dwight D. Goodman                                                  55,655 (3)                          2.1%
5845 W. 82nd Street
Indianapolis, Indiana 46278

Douglas R. Elliott                                                125,175 (3)                          4.6%
5231 Northrup Avenue
St. Louis Missouri 63110

Morris H. Wheeler                                               1,177,980(4)                          43.8%
1801 East 9th Street
Cleveland, Ohio 44114

Michael L. Boeckman                                                 1,000                                 *
1300 East 9th Street
Cleveland, Ohio 44114

Norton W. Rose                                                      3,000(2)                              *
1215 Valley Belt Road
Cleveland, Ohio 44131

All directors and executive officers as a                       1,494,710(5)                          55.3%(5)
group (6 persons)

*Represents less than 1%.

(1) Includes 1,175,980 shares owned of record by Clarion Capital Corporation ("Clarion"), an entity of which Mr. Cohen is a principal, and 30,500 shares held by various other investment funds of which Mr. Cohen is deemed a control person.

(2) Includes 1,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof.

(3) Includes 7,500 shares issuable upon exercise of options exercisable within 60 days of the date hereof.

(4)      Includes 1,175,980 shares owned of record by Clarion.

(5) Includes 17,000 shares issuable upon exercise of stock options exercisable within 60 days of the date hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered, effective June 1, 1996, into a Financial Advisory Agreement with Clarion pursuant to which Clarion provides management and administrative support and assistance in preparation of SEC reports. Clarion receives a quarterly fee of $10,500. Under the agreement, Clarion also provides office space and equipment for the Company's Chief Executive Officer and his staff. Clarion also performs additional, specific projects, as requested. Under the agreement and its predecessor, an Office Sharing Agreement, Clarion received $21,800 in payment in fiscal 1996.

                                   SIGNATURES
                                   ----------

         Pursuant the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:     March 31, 1997

                                      COHESANT TECHNOLOGIES, INC.

                                      By:    /s/ Dwight D. Goodman
                                             _________________________________
                                             Dwight D. Goodman
                                             President