Form 10QSB
period 1997-02-28
COHESANT TECHNOLOGIES INC
filed 1997-04-11
CIK 928420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 1997
                               -------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                         to
                              -------------------------   ---------------------
Commission File Number: 0-25126
                       --------------------------------------------------------

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

Issuer's telephone number, including area code 216-861-6266
                                              ---------------------------------

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
                                                                 YES X  NO
                                                                    ---   ---

As of April 9, 1997, the Company has 2,688,343 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)

                                                                 YES    NO X
                                                                    ---   ---


                           COHESANT TECHNOLOGIES INC.

                                      INDEX

Part I. Financial Information                                             PAGE
-----------------------------                                             ----
     Cohesant Technologies Inc. Condensed
         Balance Sheet as of February 28, 1997.............................. 1

     Cohesant Technologies Inc. Condensed
          Statement of Operations for the Three Months Ended
          February 28, 1997 and February 29, 1996........................... 2

     Cohesant Technologies Inc. Condensed
          Statement of Cash Flows for the Three Months Ended
          February 28, 1997 and February 29, 1996........................... 3

     Notes to Condensed Financial Statements................................ 4

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 8

     Part II.
     Other Information...................................................... 11

     Signatures............................................................. 12


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   February 28,1997
                                                                   ----------------
ASSETS:
  Cash and cash equivalents                                          $   113,185
  Accounts receivable, net of allowance
    for doubtful accounts of $64,074                                   2,512,023
  Receivable from insurance company                                      278,336
  Tax refund receivable                                                   93,700
  Inventory, net                                                       3,217,183
  Prepaid expenses                                                       171,936
  Deferred tax asset                                                     145,500
                                                                     -----------
      Total Current Assets                                             6,531,863

  Restricted, temporary investment                                       205,569
  Notes receivable                                                        15,688
  Property, plant and equipment, net                                     950,713
  Investment and advances in unconsolidated affiliate                    184,990
  Patents and other intangibles, net                                     251,731
  Goodwill, net                                                          604,213
  Other noncurrent assets                                                 85,777
                                                                     -----------
      Total Assets                                                   $ 8,830,544
                                                                     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Notes payable under line of credit agreement                       $   770,000
  Current maturities of long-term liabilities                             50,053
  Accounts payable                                                     1,753,837
  Other current liabilities                                              260,955
                                                                     -----------
      Total Current Liabilities                                        2,834,845

  Other noncurrent liabilities                                            80,161
                                                                     -----------
      Total Liabilities                                                2,915,006

  Commitments and contingencies

  Shareholders' Equity:
    Common stock ($.001 par value, 10,000,000
      shares authorized, 2,688,343 issued and
      outstanding)                                                         2,688
    Additional paid-in capital                                         6,450,360
    Accumulated retained earnings                                       (537,510)
                                                                     -----------
      Total Shareholders' Equity                                       5,915,538
                                                                     -----------
      Total Liabilities and Shareholders' Equity                     $ 8,830,544
                                                                     ===========

                   See Notes to Condensed Financial Statements.


                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the Three Months Ended
                                   February 28,1997           February 29,1996
                                   ----------------          ----------------
NET SALES                              $ 3,464,152             $ 2,923,651
COST OF SALES                            2,293,013               2,046,678
                                       -----------             -----------
   Gross profit                          1,171,139                 876,973

RESEARCH, DEVELOPMENT
   AND ENGINEERING
   EXPENSES                                232,512                 222,879
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES               1,038,648                 869,562
OTHER CHARGES (note 9)                        --                    60,000
                                       -----------             -----------
   Loss from operations                   (100,021)               (275,468)

OTHER INCOME (EXPENSE):
   Interest expense                        (12,268)                (10,745)
   Interest income                           5,170                  14,425
   Equity in income of
     unconsolidated affiliate               16,468                   6,204
   Other - net                              (1,757)                 (8,487)
                                       -----------             -----------
LOSS BEFORE
   INCOME TAXES                            (92,408)               (274,071)

PROVISION FOR INCOME TAXES                    --                   103,216
                                       -----------             -----------
NET LOSS                               $   (92,408)            $  (170,855)
                                       ===========             ===========
NET LOSS  PER SHARE                    $     (0.03)            $     (0.06)
                                       ===========             ===========
AVERAGE SHARES OUTSTANDING               2,688,343               2,656,111
                                       ===========             ===========



                  See Notes to Condensed Financial Statements.


                                                 COHESANT TECHNOLOGIES INC.

                                             CONDENSED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)


                                                                      For the Three Months Ended
                                                                 February 28, 1997    February 29, 1996
                                                                 -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (92,408)         $  (170,855)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities -
     Depreciation and amortization                                      85,576               66,983
     Provision for doubtful accounts                                     5,500               12,500
     Equity in income of unconsolidated subsidiary                     (16,468)              (6,204)
     Net change in assets and liabilities,  net of effects
      from purchase of Raven
      Accounts and notes receivable                                   (486,725)              49,312
      Receivable from insurance company                               (157,364)                --
      Inventories                                                     (276,332)              (2,840)
      Prepaid expenses                                                 (34,552)             (73,850)
      Accounts payable                                                 105,893             (141,260)
      Other current liabilities                                          8,247             (396,123)
      Other noncurrent assets                                          (36,799)              (1,889)
      Other noncurrent liabilities                                      (7,758)              31,833
                                                                   -----------          -----------
      Net cash used in operating activities                           (903,190)            (632,393)
                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of Raven                                          --               (125,000)
   Property and equipment additions                                    (74,740)             (59,390)
   Maturity of temporary investment                                       --                246,901
   Maturity of (investment in) restricted, temporary
     investments                                                        (2,421)               2,661
   Investment and advances in
     unconsolidated affiliate                                          (27,215)               3,646
                                                                   -----------          -----------
      Net cash used in investing activities                           (104,376)              68,818
                                                                   -----------          -----------

CASH FLOWS PROVIDED BY FINANCING
 ACTIVITIES:
 Net borrowings under
  line of credit agreement                                             620,000              150,000
                                                                   -----------          -----------
    Net cash provided by financing activities                          620,000              150,000
                                                                   -----------          -----------

NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                (387,566)            (413,575)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  500,751            1,247,061
                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                    $   113,185          $   833,486
                                                                   ===========          ===========


                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

Cohesant Technologies designs, develops and manufactures plural component dispensing systems, specialized spray finishing and coating application equipment and specialty coating, adhesive and sealant products through three subsidiaries--Glas-Craft, Inc ("GCI"), American Chemical Company ("ACC") and Raven Lining Systems, Inc. ("Raven").

NOTE 2 - BASIS OF PRESENTATION

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

These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's November 30, 1996 Annual Report to Shareholders on Form 10-KSB.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. The Company's noncontrolling investment in an affiliate is accounted for under the equity method. All significant intercompany amounts have been eliminated.

NOTE 3 - EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common stock shares outstanding during the period. The stock options, the warrants, the underwriter's purchase option and related warrants were not considered as they would have an antidilutive effect on earnings per share.

NOTE 4 - STATEMENT OF CASH FLOWS

For purposes of the Statement of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are considered as cash and cash equivalents. Noncash investing activities include the assumption of certain liabilities and the issuance of common stock in connection with the purchase of the assets of Raven Management Services, Inc. ("Raven") (Note 7).

NOTE 5 - RECEIVABLE FROM INSURANCE COMPANY

In August 1996, ACC had a fire at its manufacturing facility in St. Louis, and as a result, has had to outsource some of its manufacturing. The fire directly impacted ACC's sales, costs and profits. The Company has identified to date costs of $278,336 which are reimbursable by its insurance carrier under terms of its business interruption or property damage coverage. The amount recoverable from insurance has been accrued as a receivable in the accompanying consolidated balance sheet.

The Company has had discussions with it's insurance agent and continues to assess whether additional costs are reimbursable under the terms of its insurance policy.

NOTE 6 - REVOLVING LINE OF CREDIT FACILITY

On March 20, 1995, the Company entered into a revolving line of credit agreement with a bank. This $2,000,000 unsecured credit facility, as amended, expires May 31, 1997 and

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

accrues interest at the bank's prime lending rate (8.25% as of February 28, 1997). This facility can be used to fund working capital requirements, capital expenditures and permitted acquisitions. In connection with this agreement, the bank executed agreements with GCI and ACC to act as guarantors of the Company's outstanding indebtedness. The revolving line of credit had an outstanding balance of $770,000 as of February 28, 1997.

The agreement, among other restrictions, requires the Company to maintain at the end of each month tangible net worth (as defined in the agreement) of $5,000,000 and a ratio of liabilities to tangible net worth at a level not greater than
1.50 to 1.00. As of February 28, 1997, the Company was in violation of the tangible net worth covenant. Due to the violation and as a result of the jury verdict against ACC, as described in note 8, the Bank and the Company have agreed that no further borrowings under the Credit Facility will be made until a new facility has been negotiated. The parties are currently negotiating a new secured facility. The Company is also in discussions with other possible lenders. The Company expects to have a new credit facility in place within the next 45 days.

NOTE 7- ACQUISITION OF RAVEN LINING SYSTEMS, INC.

On December 13, 1995, ACC acquired substantially all of the assets and assumed certain liabilities of Raven Lining Systems, Inc. (Raven) for an initial total purchase price of approximately $1,000,000 including the assumed debt. Goodwill of approximately $664,000 was recorded in connection with the acquisition, which is being amortized over 18 years. The purchase price was paid by the issuance of 52,807 shares of common stock valued at $165,000 and cash of $125,000. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or Cohesant stock, based on profitability of the newly formed subsidiary, Raven Lining Systems, Inc. over a five year period ending November 30, 2000.

NOTE 8- COMMITMENTS AND CONTINGENCIES

On March 5, 1997, a jury verdict was rendered in a lawsuit ACC filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $82,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. ACC has filed post-trial motions seeking a judgment notwithstanding the verdict on the customer's counterclaim or, in the alternative, a new trial. ACC believes the jury verdict on the counterclaim to be inconsistent and contrary to the evidence and ACC intends to vigorously defend its position throughout the post-trial appeal process. No reserve has been recorded as February 28, 1997 as the ultimate outcome of the case is uncertain.

NOTE 9- OTHER CHARGES

During the first quarter of 1996 the Company had non-recurring charges of $60,000 associated with legal and related costs incurred in connection with a settlement agreement with its product liability insurer.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      FIRST QUARTER ENDED FEBRUARY 28, 1997

RESULTS OF OPERATIONS
---------------------

For the three months ended February 28, 1997, net sales increased $540,501, or 18.5%. Of this amount, $256,505 represented increased specialty chemical sales of adhesives, sealants and epoxy coatings, and $283,996 represented increased sales of equipment systems and parts. The increase in equipment and parts sales were attributable to a 31% increase in foreign sales and 5% increase in domestic sales.

The Company's gross margin increased to $1,171,139, or 33.8% in the current quarter from $876,973, or 30.0% in the 1996 period. The increase of $294,166 was primarily attributable to increased sales and an increase in the chemical group's gross margin due to lower manufacturing expenses and improved product mix.

Operating expenses increased $178,719, or 16.4% in the first quarter of 1997 over the first quarter of 1996. This increase was principally due to additional expenses of continued marketing efforts attributable to the reorganization of the Company in 1996.

Other charges for the three months ended February 29, 1996 were $60,000, attributable to non-recurring legal costs associated with a settlement agreement with its product liability insurer. No such costs were incurred in the same period in 1997.

During the first quarter of 1997, other income, net of other expenses, increased from the same period in the prior year by approximately $6,200, due principally to income earned in the first quarter of 1997 of approximately $16,500 from its equity in RTM Systems.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 5, 1997, a jury verdict was rendered in a lawsuit the Company's American Chemical Company subsidiary (ACC) filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $82,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. ACC has filed post-trial motions seeking a judgment notwithstanding the verdict on the customer's counterclaim or, in the alternative, a new trial. ACC believes the jury verdict on the counterclaim to be inconsistent and contrary to the evidence and ACC intends to vigorously defend its position throughout the post-trial appeal process.

                           COHESANT TECHNOLOGIES INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

No reserve has been recorded as of February 28, 1997 as the ultimate outcome of the case is uncertain.

Were ACC required to pay the full $1,900,000 judgment, the capital of ACC would be impaired. The Company is reviewing its options with regards to the operations of ACC, but does not expect that it will be required to take any extraordinary actions so long as the judgment creditor continues to refrain from any action pending conclusion of post-trial appeals.

The Company's existing $2,000,000 unsecured revolving line of credit ("Credit Facility") expires on May 31, 1997. The agreement, among other restrictions, requires the Company to maintain at the end of each month tangible net worth (as defined in the agreement) of $5,000,000 and a ratio of liabilities to tangible net worth at a level not greater than 1.50 to 1.00. As of February 28, 1997 the Company was in violation of the tangible net worth covenant. Due to the violation and as a result of the jury verdict against ACC, as described in note 8, the Bank and the Company have agreed that no further borrowings under the Credit Facility will be made until a new facility has been negotiated. The parties are currently negotiating a new secured facility. At March 31, 1997, the Company's borrowings under the Credit Facility were $770,000. The Company is also in discussions with other possible lenders. The Company utilizes its current Credit Facility and will utilize any new facility to fund working capital requirements and capital expenditures. The Company expects to have a new credit facility in place within the next 45 days. Assuming the Company is able to obtain the proposed new facility, such facility, together with cash generated by operations, will be sufficient to provide for the Company's working capital and capital expenditures for the next 12 months.

During the quarter ended February 28, 1997, the Company's working capital decreased $217,183, from $3,914,201 at November 30, 1996 to $3,697,018 at
February 28, 1997. This decrease was due to the net loss for the period of $92,408, a decrease in cash and cash equivalents and a $620,000 increase in borrowings under the Company's line of credit, offset by a $486,725 increase in accounts receivable and a $276,332 increase in inventory.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

As of February 28, 1997, the working capital included cash and cash equivalents of $113,185.

FORWARD LOOKING STATEMENTS
--------------------------

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

                           COHESANT TECHNOLOGIES INC.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. Legal Proceedings

In early March a St. Louis, Missouri jury verdict was rendered in a lawsuit filed by American Chemical Company ("ACC"), a Missouri corporation and a subsidiary of the Company against one of its customers Superior Coatings, Inc. ("Superior"). The lawsuit was originally filed by ACC in 1991 seeking collection for amounts owed on open account. Superior filed a counterclaim against ACC stating claims arising from a 1988 distributor agreement. ACC prevailed on its claim and was awarded an aggregate of $82,000; however, Superior also prevailed on its claim, and was awarded $400,000 in compensatory damages and $1,500,000 in punitive damages. Management believes that the verdict was contrary to the evidence and intends to vigorously defend its position through the post-trial appeal process.

 .


ITEM 6. Exhibits and reports on Form 8-K

  (a)   Exhibits 27 - Financial Data Schedule

  (b)   Reports on Form 8-K - none

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 11, 1997

                                    COHESANT TECHNOLOGIES INC.

                                 BY:   /s/ Morton A. Cohen
                                    -------------------------------------------
                                    Morton A. Cohen
                                    Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

                                 BY:  /s/ Dwight D. Goodman
                                    -------------------------------------------
                                    Dwight D. Goodman
                                    President
                                    (Principal Operating and Financial Officer)