Form 10QSB
period 1997-05-31
COHESANT TECHNOLOGIES INC
filed 1997-06-30
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended      May 31, 1997
                               _____________________________________________
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________________ to ____________________

Commission File Number:  0-25126
                        _________________________________________________

                           COHESANT TECHNOLOGIES INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        34-1775913
_____________________________________            ______________________________
   (State or other jurisdiction of                       (I.R.S. Employer
    Incorporation or organization)                      Identification No.)

1801 East 9th Street, Ste. 510, Cleveland, Ohio             44114
_______________________________________________________________________________
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code      216-861-6266
                                                 ____________________________

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES X   NO
                                  ___    ___

As of June 25, 1997, the Company has 2,688,343 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)

                                YES       NO  X
                                    ___      ___

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

         Part I.  Financial Information                                                                         PAGE
         -----------------------------------------------------------------------------------------------------------
                  Cohesant Technologies Inc. Condensed
                           Balance Sheet as of May 31, 1997........................................................ 1

                  Cohesant Technologies Inc. Condensed
                           Statement of Operations for the Three Months Ended
                           May 31, 1997 and May 31, 1996............................................................ 2

                  Cohesant Technologies Inc. Condensed
                           Statement of Operations for the Six Months Ended
                           May 31, 1997 and May 31, 1996............................................................ 3

                  Cohesant Technologies Inc. Condensed
                           Statement of Cash Flows for the Six Months Ended
                           May 31, 1997 and May 31, 1996............................................................ 4

                  Notes to Condensed Financial Statements........................................................... 5

                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations................................................................ 8

                  Part II.
                    Other Information............................................................................... 11

         Signatures................................................................................................. 12


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                     May 31, 1997
                                                                     ------------
ASSETS:
     Cash and cash equivalents                                        $   369,343
     Accounts receivable, net of allowance
          for doubtful accounts of $85,378                              2,726,517
     Receivable from insurance company (Note 5)                           132,736
     Tax refund receivable                                                 24,160
     Inventory, net                                                     3,395,428
     Prepaid expenses                                                     160,996
     Deferred tax asset                                                   145,500
                                                                      -----------
               Total Current Assets                                     6,954,680

     Restricted, temporary investment                                     200,780
     Notes receivable                                                      15,688
     Property, plant and equipment, net                                 1,163,085
     Investment and advances in unconsolidated affiliate                  155,392
     Patents and other intangibles, net                                   260,460
     Goodwill, net                                                        594,994
     Other noncurrent assets                                               84,808
                                                                      -----------
               Total Assets                                           $ 9,429,887
                                                                      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Notes payable under line of credit agreement                      1,077,280
     Current maturities of long-term liabilities                           56,745
     Accounts payable                                                   2,068,764
     Other current liabilities                                            255,876
                                                                      -----------
               Total Current Liabilities                                3,458,665

     Other noncurrent liabilities                                          92,281
                                                                      -----------
               Total Liabilities                                        3,550,946

     Commitments and contingencies (Note 8)
     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued and
               outstanding)                                                 2,688
          Additional paid-in capital                                    6,450,360
          Accumulated retained deficit                                  (574,107)
                                                                      -----------
                    Total Shareholders' Equity                          5,878,941
                                                                      -----------

                    Total Liabilities and Shareholders' Equity        $ 9,429,887
                                                                      ===========

                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          For the Three Months Ended
                                        May 31,1997         May 31,1996
                                        -----------        -----------
NET SALES                               $ 3,858,371        $ 3,578,991
COST OF SALES                             2,553,283          2,522,572
                                        -----------        -----------
     Gross profit                         1,305,088          1,056,419

RESEARCH, DEVELOPMENT
    AND ENGINEERING
   EXPENSES                                 260,424            242,318
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES              1,197,596          1,012,018
OTHER CHARGES (Note 9)                                          96,882
                                             76,440
                                        -----------        -----------
    Loss from operations                   (229,372)          (294,799)

OTHER INCOME (EXPENSE):
     Interest expense                       (21,533)            (5,922)
     Interest income                          3,764              9,081
     Gain related to insurance
         proceeds (Note 5)                  200,000                  -
     Equity in income of
          Unconsolidated affiliate           18,075             (5,735)
     Other - net                             (7,531)            (4,791)
                                        -----------        -----------

LOSS BEFORE
     INCOME TAXES                           (36,597)          (302,166)

INCOME TAX (PROVISION) /
BENEFIT                                         -                   -
                                        -----------        -----------

NET LOSS                                $   (36,597)       $  (302,166)
                                        ===========        ===========

NET LOSS PER SHARE                      $     (0.01)       $     (0.11)
                                        ===========        ===========
AVERAGE SHARES
OUTSTANDING
                                          2,688,343          2,662,671
                                        ===========        ===========

                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                For the Six Months Ended
                                            May 31,1997           May 31,1996
                                            -----------           -----------
NET SALES                                    $7,322,523           $ 6,502,642
COST OF SALES                                 4,846,296             4,569,250
                                             ----------           -----------
     Gross profit                             2,476,227             1,933,392

RESEARCH, DEVELOPMENT
    AND ENGINEERING
   EXPENSES                                     492,936               465,197
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                  2,215,166             1,879,645
OTHER CHARGES (Note 9)                           97,518               158,817
                                             ----------           -----------
    Loss from operations                       (329,393)             (570,267)

OTHER INCOME (EXPENSE):
     Interest expense                           (33,801)              (16,667)
     Interest income                              8,934                23,506
     Gain related to insurance
         proceeds (Note 5)                      200,000
    Equity in income of
          Unconsolidated affiliate               34,543                   469
     Other - net                                 (9,288)              (13,279)
                                             ----------           -----------

LOSS BEFORE
     INCOME TAXES                              (129,005)             (576,238)

INCOME TAX (PROVISION) /
BENEFIT

                                                     -                103,216
                                             ----------           -----------

NET LOSS                                     $(129,005)           $ (473,022)
                                             ==========           ===========

NET LOSS PER SHARE                           $    (0.05)          $     (0.18)
                                             ==========           ===========
AVERAGE SHARES
OUTSTANDING
                                              2,688,343             2,659,409
                                             ==========           ===========

                  See Notes to Condensed Financial Statements.


                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the Six Months Ended
                                                                        May 31, 1997                    May 31, 1996
                                                                        ------------                    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (129,005)                    $  (473,022)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities -
     Depreciation and amortization                                           168,925                         151,354
     Deferred tax benefit                                                         -                         (103,216)
     Provision for doubtful accounts                                          31,871                          20,000
     Equity in income of unconsolidated subsidiary                           (34,543)                           (469)
     Net change in assets and liabilities, net of effects
       from purchase of Raven
       Accounts and notes receivable                                        (727,589)                        163,053
       Tax refund receivable                                                  69,539
       Receivable from insurance company                                     (11,764)
       Inventories                                                          (446,417)                         91,017
       Prepaid expenses                                                      (23,612)                         11,346
       Accounts payable                                                      420,820                        (131,787)
       Other current liabilities                                               9,860                       (327,311)
       Other noncurrent assets                                              (60,883)                          36,007
       Other noncurrent liabilities                                            4,362                        (191,979)
                                                                          ----------                     -----------
       Net cash used in operating activities                                (728,436)                       (755,007)
                                                                          ----------                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of Raven                                                  -                         (125,000)
   Property and equipment additions                                         (353,078)                       (128,326)
   Maturity of temporary investment                                               -                          248,086
   Maturity of (investment in) restricted, temporary
     Investments                                                               2,368                           4,029
   Investment and advances in
     unconsolidated affiliate                                                 20,458                         (18,134)
                                                                          ----------                     -----------
        Net cash used in investing activities                               (330,252)                        (19,345)
                                                                          ----------                     -----------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:
   Net borrowings under
     line of credit agreement                                                927,280                         150,000
                                                                          ----------                     -----------
        Net cash provided by financing activities                            927,280                         150,000
                                                                          ----------                     -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                      (131,408)                       (624,352)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                        500,751                       1,247,061
                                                                          ----------                     -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                           $  369,343                     $   622,709
                                                                          ==========                     ===========

                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

Cohesant Technologies Inc. (the "Company") designs, develops and manufactures plural component dispensing systems, specialized spray finishing and coating application equipment and specialty coating, adhesive and sealant products through three subsidiaries--Glas-Craft, Inc. ("GCI"), American Chemical Company ("ACC") and Raven Lining Systems, Inc. ("Raven").

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's noncontrolling investment in an affiliate is accounted for under the equity method. All significant intercompany amounts have been eliminated.

NOTE 3 - NET LOSS PER SHARE

Net losses per share are based on the weighted average number of common stock shares outstanding during the period. Common stock equivalents (potential common stock) were not considered as they would have an antidilutive effect on earnings per share.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - STATEMENT OF CASH FLOWS

For purposes of the Statement of Cash Flows, all highly liquid investments purchased with an original maturity of ninety days or less are considered as cash and cash equivalents. Noncash investing activities include the assumption of certain liabilities and the issuance of common stock in connection with the purchase of the assets of Raven Management Services, Inc. (Note 7).

NOTE 5 - RECEIVABLE FROM INSURANCE COMPANY

In August 1996, ACC experienced a fire which partially damaged its manufacturing facility is St. Louis. As a result, ACC incurred costs to repair and replace damaged property and to temporarily outsource portions of its manufacturing. The fire directly impacted ACC's sales, costs and profits during the last quarter of 1996 and the first half of 1997.

As of May 31, 1997, the Company has reflected a gain related to the excess of insurance proceeds over the net book value of property and equipment repaired or replaced as a result of the fire in its Statement of Operations totaling $200,000. The Company has also identified costs of $132,736 which are considered reimbursable by its insurance carrier under terms of its business interruption or property damage coverage and are shown as a receivable from insurance company in the Balance Sheet. The Company has had discussions with its insurance agent and continues to assess whether additional costs are reimbursable under the terms of its insurance policy.

NOTE 6 - REVOLVING LINE OF CREDIT FACILITY

On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.00% as of May 31, 1997). Part of the initial advance under the Credit Facility of $1,077,280 was used to pay off the Company's previous line of credit. The Credit Facility is fully secured by a lien on all the assets of the Company and its subsidiaries.

The agreement requires that GCI maintains certain financial ratios and conditions. As of May 31, 1997, GCI is in compliance with these financial covenants.

The Credit Facility limits advances to GCI's affiliate companies to a maximum of $300,000. As of May 31,1997 the outstanding balance under this agreement was $1,077,280 of which $0 has been advanced to affiliate companies.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7- ACQUISITION OF RAVEN LINING SYSTEMS, INC.

On December 13, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Raven Management Services, Inc. (and subsequently renamed the company Raven Lining Systems, Inc.) for an initial total purchase price of approximately $1,000,000 including the assumed debt. Goodwill of approximately $664,000 was recorded in connection with the acquisition, which is being amortized over eighteen years. The purchase price was paid by the assumption of debt, the issuance of 52,807 shares of the Company's common stock valued at $165,000 and cash of $125,000. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or Cohesant stock, based on profitability of the newly formed subsidiary, Raven Lining Systems, Inc. over a five year period ending November 30, 2000. As of May 31, 1997, no amounts are due under this contingent arrangement.

NOTE 8- COMMITMENTS AND CONTINGENCIES

On March 5, 1997, a jury verdict was rendered in a lawsuit ACC filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $123,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternative, a new trial. The Company is preparing to file its notice of appeal to the appellate courts and intends to vigorously defend its position that the verdict is inconsistent and contrary to the evidence and the law. No reserve has been recorded as of May 31, 1997 as the ultimate outcome of the case is uncertain.

NOTE 9- OTHER CHARGES

Other charges represent non-recurring expenses associated with legal and related costs incurred in connection with a product liability settlement agreement, a patent infringement lawsuit which was subsequently settled and a customer lawsuit alleging damages arising out of a distributors agreement (Note 8).

                           COHESANT TECHNOLOGIES INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                        SECOND QUARTER ENDED MAY 31, 1997

RESULTS OF OPERATIONS
---------------------

For the three months ended May 31, 1997, net sales increased $279,380, or 7.8%. Of this amount, $25,090 represented increased specialty chemical sales of adhesives, sealants and epoxy coatings, and $254,290 represented increased sales of equipment systems and parts. The increase in equipment and parts sales were primarily attributable to a 29% increase in domestic sales.

The Company's gross margin increased to $1,305,088, or 33.8% in the current quarter from $1,056,419, or 29.5% in the 1996 period. The increase of $248,669 was primarily attributable to an increase in the chemical and equipment group's gross margins due to lower manufacturing expenses and improved product mixes offset by $100,000 of incremental manufacturing costs associated with the outsourcing of product manufacturing due to the ACC fire.

Operating expenses increased $203,684, or 16.2% in the second quarter of 1997 over the 1996 quarter. This increase was principally due to additional marketing costs.

Other charges for the three months ended May 31, 1997 were $76,440, compared to $96,882 for the 1996 period. These costs were attributable to various legal costs including in the 1997 period litigation arising out of the ACC distributors claim.

During the second quarter of 1997, other income, net of other expenses, increased from the same period in the prior year by approximately $200,100, due principally to a gain realized from the proceeds received from an insurance company as a result from the fire in St. Louis last August. In the second quarter of 1997 a combination of increased interest expense and decreased interest income was offset by equity in income of the unconsolidated affiliate.

                          SIX MONTHS ENDED MAY 31, 1997
                  COMPARED TO THE SIX MONTHS ENDED MAY 31, 1996

RESULTS OF OPERATIONS
---------------------

For the six months ended May 31, 1997, net sales increased $819,881, or 12.6%. Of this amount, $281,595 represented increased specialty chemical sales of adhesives, sealants

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

and epoxy coatings, and $538,286 represented increased sales of equipment systems and parts. The increase in equipment and parts sales were attributable to a 13% increase in foreign sales and 17% increase in domestic sales.

The Company's 1997 year to date gross margin has increased to $2,476,227, or 33.8% from $1,933,392 or 29.7% in the 1996 period. The increase of $542,835 was primarily attributable to increased sales and an increase in the chemical and equipment group's gross margins due to lower manufacturing expenses and improved product mixes offset by $100,000 of incremental manufacturing costs associated with the outsourcing of product manufacturing due to the ACC fire.

Operating expenses increased $363,260, or 15.5% year to date 1997 over the 1996 period. This increase was principally due to additional marketing costs.

Other charges 1997 year to date were $97,518, compared to $158,817 for the 1996 period. Primarily all of these costs were attributable to various legal matters, including in the 1997 period the litigation arising out of the ACC distributor claim and in the 1996 period a $60,000 settlement agreement with its product liability insurer.

During the first six months of 1997, other income, net of other expenses, increased from the same period in the prior year by approximately $206,400, due principally to a gain realized from the proceeds received from an insurance company as a result from the fire in St. Louis last August. In the second quarter of 1997 a combination of increased interest expense and decreased interest income was offset by equity in income of the unconsolidated affiliate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 5, 1997, a jury verdict was rendered in a lawsuit the Company's American Chemical Company subsidiary (ACC) filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $123,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternative, a new trial. The Company is preparing to file its notice of appeal to the appellate courts and intends to vigorously defend its position that the verdict is inconsistent and contrary to the evidence and the law.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

No reserve has been recorded as of May 31, 1997 as the ultimate outcome of the case is uncertain.

Were ACC required to pay the full $1,900,000 judgment, the capital of ACC would be impaired. The Company is reviewing its options with regards to the operations of ACC, but does not expect that it will be required to take any extraordinary actions so long as the judgment creditor continues to refrain from any action pending conclusion of post-trial appeals.

On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.00% as of May 31, 1997). Part of the initial advance under the Credit Facility of $1,077,280 was used to pay off the Company's previous line of credit.

The Credit Facility limits advances to GCI's affiliate companies to a maximum of $300,000. The revolving line of credit had an outstanding balance of $1,077,280 as of May 31, 1997, none of which was advanced to the Company. Due to the above limitation to the Company's ability to fund the working capital needs of its ACC and Raven subsidiaries the Company is examining alternative financing vehicles for these operations

During the first six months ended May 31, 1997, the Company's working capital decreased $418,186, to $3,496,015 from $3,914,201 at November 30, 1996. This decrease was due to a $131,408 decrease in cash and cash equivalents, a $927,280 increase in borrowings under the Company's line of credit and $420,820 increase in accounts payable, offset by a $637,943 increase in receivables and a $454,577 increase in inventory.

As of May 31, 1997, the working capital included cash and cash equivalents of $369,343.

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

                           COHESANT TECHNOLOGIES INC.

PART II. OTHER INFORMATION
--------------------------

ITEM 1. Legal Proceedings

In early March a St. Louis, Missouri jury verdict was rendered in a lawsuit filed by American Chemical Company ("ACC"), a Missouri corporation and a subsidiary of the Company against one of its customers Superior Coatings, Inc. ("Superior"). The lawsuit was originally filed by ACC in 1991 seeking collection for amounts owed on open account. Superior filed a counterclaim against ACC stating claims arising from a 1988 distributor agreement. ACC prevailed on its claim and was awarded an aggregate of $123,000; however, Superior also prevailed on its claim, and was awarded $400,000 in compensatory damages and $1,500,000 in punitive damages. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternative, a new trial. The Company is preparing to file its notice of appeal to the appellate courts and intends to vigorously defend its position that the verdict is inconsistent and contrary to the evidence and the law.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

  4.1 Credit and Security Agreement, Date May 13, 1997 by and between Glas-Craft, Inc. and NBD Bank, N.A.

  4.2 Unconditional Unlimited Continuing Guaranty executed by the Company in favor of NBD Bank, N.A.

  27        Financial Data Schedule (EDGAR filing only)
            Reports on Form 8-K

  (b) Reports on Form 8-K

            On March 5, 1997, the Registrant filed with the SEC a Form 8-K with respect to the jury verdict in a previously reported litigation matter.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            June 27, 1997

                                   COHESANT TECHNOLOGIES INC.

                              BY:  /s/ Morton A. Cohen
                                   ------------------------------------
                                   Morton A. Cohen
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)

                              BY:  /s/ Dwight D. Goodman
                                   ------------------------------------
                                   Dwight D. Goodman
                                   President
                                   (Principal Operating and Financial Officer)