Form 10QSB
period 1997-08-31
COHESANT TECHNOLOGIES INC
filed 1997-10-10
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended     August 31, 1997
                                   --------------------------------------------

                                       or

    [  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

    For the transition period from_______________________to____________________

         Commission File Number:  0-25126
                                 ----------------------------------------------

                           COHESANT TECHNOLOGIES INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                   34-1775913
-------------------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        Incorporation or organization)                 Identification No.)


              1801 East 9th Street, Ste. 510, Cleveland, Ohio 44114
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  216-861-6266
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of October 10, 1997, the Company has 2,688,343 shares of Common Stock, $.001 par value, outstanding.

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

         Cohesant Technologies Inc. Condensed
                  Balance Sheet as of August 31,
                  1997...................................................... 1

         Cohesant Technologies Inc. Condensed
                  Statement of Operations for the Three Months Ended
                  August 31, 1997 and August 31, 1996....................... 2

         Cohesant Technologies Inc. Condensed
                  Statement of Operations for the Nine Months Ended
                  August 31, 1997 and August 31, 1996....................... 3

         Cohesant Technologies Inc. Condensed
                  Statement of Cash Flows for the Nine Months Ended
                  August 31, 1997 and August 31, 1996....................... 4

         Notes to Condensed Financial Statements............................ 5

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................. 9

         Part II.
           Other Information............................................... 12

Signatures................................................................. 13

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                                    August 31, 1997
                                                                                            ---------------------
ASSETS:
     Cash and cash equivalents                                                                        $  201,732
     Accounts receivable, net of allowance
          for doubtful accounts of $ 72,223                                                            2,659,706
     Receivable from insurance company (Note 5)                                                          134,763
     Inventory, net                                                                                    3,486,573
     Prepaid expenses and other                                                                          171,661
                                                                                            ---------------------
               Total Current Assets                                                                    6,654,435

     Restricted, temporary investment                                                                    203,329
     Notes receivable                                                                                      6,688
     Property, plant and equipment, net                                                                  856,919
     Investment and advances in unconsolidated affiliate                                                 140,735
     Patents and other intangibles, net                                                                  195,931
     Goodwill, net                                                                                       585,775
     Other noncurrent assets                                                                              23,593
                                                                                            ---------------------
               Total Assets                                                                          $ 8,667,405
                                                                                            =====================


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Notes payable under line of credit agreement                                                    $   952,280
     Current maturities of long-term liabilities                                                          57,735
     Accounts payable                                                                                  1,806,187
     Other current liabilities                                                                         1,188,533
                                                                                            ---------------------
               Total Current Liabilities                                                               4,004,735

     Other noncurrent liabilities                                                                         78,905
                                                                                            ---------------------
               Total Liabilities                                                                       4,083,640

     Commitments and contingencies (Note 8)

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued and
               outstanding)                                                                                2,688
          Additional paid-in capital                                                                   6,450,360
          Accumulated retained deficit                                                                (1,869,283)
                                                                                            ---------------------
                    Total Shareholders' Equity                                                         4,583,765
                                                                                            ---------------------

                    Total Liabilities and Shareholders' Equity                                       $ 8,667,405
                                                                                            =====================



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For the Three Months Ended
                                                   August 31, 1997             August 31, 1996
                                                 -------------------         -------------------

NET SALES                                                $4,313,779                   $3,858,382
COST OF SALES                                             2,662,600                    2,452,321
                                                 -------------------         -------------------
     Gross profit                                         1,651,179                    1,406,061

RESEARCH, DEVELOPMENT
    AND ENGINEERING
   EXPENSES                                                 218,032                      206,013
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                              1,187,908                      994,687
OTHER CHARGES (Note 9)                                    1,508,808                      114,992
                                                 -------------------         -------------------
   Income (loss) from operations                         (1,263,569)                      90,369

OTHER INCOME (EXPENSE):
     Interest expense                                       (26,068)                      (7,040)
     Interest income                                          3,199                       16,406
     Equity in income of
          Unconsolidated affiliate                              129                       (1,445)
     Other - net                                             (8,867)                       6,500
                                                 -------------------         -------------------

INCOME (LOSS) BEFORE
     INCOME TAXES                                        (1,295,176)                     104,790


INCOME TAX PROVISION                                          --                         (37,000)
                                                 -------------------         -------------------

NET INCOME (LOSS)                                   $    (1,295,176)                 $    67,790
                                                 ===================         ===================

NET INCOME (LOSS)  PER
    SHARE                                           $        ( 0.48)                 $      0.03
                                                 ===================         ===================


AVERAGE SHARES OUTSTANDING                                2,688,343                    2,688,343
                                                 ===================         ===================



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Nine Months Ended
                                                   August 31, 1997            August 31, 1996
                                                 -------------------         ------------------

NET SALES                                               $11,636,302               $ 10,361,024
COST OF SALES                                             7,508,896                  7,021,571
                                                 -------------------         ------------------
     Gross profit                                         4,127,406                  3,339,453

RESEARCH, DEVELOPMENT
    AND ENGINEERING EXPENSES                                710,968                    671,210
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                              3,403,074                  2,821,030
OTHER CHARGES (Note 9)                                    1,606,326                    327,111
                                                 -------------------         ------------------
    Loss from operations                                 (1,592,962)                  (479,898)

OTHER INCOME (EXPENSE):
     Interest expense                                       (59,869)                   (23,707)
     Interest income                                         12,133                     39,912
     Gain related to insurance
         proceeds (Note 5)                                  200,000                       --
    Equity in income of
          Unconsolidated affiliate                           34,672                       (976)
     Other - net                                            (18,155)                    (6,779)
                                                 -------------------         ------------------

LOSS BEFORE INCOME TAXES                                 (1,424,181)                  (471,448)

INCOME TAX BENEFIT                                              --                      66,216
                                                 -------------------         ------------------

NET LOSS                                             $   (1,424,181)             $    (405,232)
                                                 ===================         ==================

NET LOSS  PER SHARE                                  $       ( 0.53)             $      ( 0.15)
                                                 ===================         ==================

AVERAGE SHARES OUTSTANDING                                2,688,343                  2,678,830
                                                 ===================         ===================


                  See Notes to Condensed Financial Statements.


                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Nine Months Ended
                                                                     August 31, 1997         August 31, 1996
                                                                    -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $(1,424,181)            $  (405,232)
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities -
     Depreciation and amortization                                        244,082                 233,654
     Deferred tax benefit                                                    --                   (66,216)
     Provision for doubtful accounts                                       43,530                  27,500
     Equity in (income) loss of unconsolidated subsidiary                 (34,672)                    976
     Provision for asset impairment and litigation  reserve             1,500,000                    --
     Net change in assets and liabilities,  net of effects
       from purchase of Raven
       Accounts and notes receivable                                     (741,042)                178,946
       Tax refund receivable                                               93,700                    --
       Receivable from insurance company                                  (13,791)                   --
       Inventories                                                       (607,094)                184,335
       Prepaid expenses                                                    (5,466)                  2,320
       Accounts payable                                                   158,243                (241,487)
       Other current liabilities                                          152,676                (300,527)
       Other noncurrent assets                                            (78,705)                 24,090
       Other noncurrent liabilities                                        (9,014)               (199,264)
                                                                    -------------             -----------
       Net cash used in operating activities                             (721,734)               (560,905)
                                                                    -------------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payment for purchase of Raven                                             --                  (125,000)
   Property and equipment additions                                      (414,628)               (176,009)
   Maturity of temporary investment                                                               246,901
   Maturity of (investment in) restricted, temporary
     Investments                                                             (181)                  4,067
   (Investment and advances in) payments from
     unconsolidated affiliate                                              35,244                 (36,928)
                                                                    -------------             -----------
        Net cash used in investing activities                            (379,565)                (86,969)
                                                                    -------------             -----------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:

   Net borrowings under
     line of credit agreement                                             802,280                 150,000
                                                                    -------------             -----------
        Net cash provided by financing activities                         802,280                 150,000
                                                                    -------------             -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                   (299,019)               (497,874)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                     500,751               1,247,061
                                                                    -------------             -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                       $   201,732             $   749,187
                                                                    =============             ===========



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

As of August 31, 1997, the Company has reflected a gain related to the excess of insurance proceeds over the net book value of property and equipment repaired or replaced as a result of the fire in its Statement of Operations totaling $200,000. The Company has also identified costs of $134,763 which are considered reimbursable by its insurance carrier under terms of its business interruption or property damage coverage and are shown as a receivable from insurance company in the Balance Sheet. The Company has had discussions with its insurance agent and continues to assess whether additional costs are reimbursable under the terms of its insurance policy.

NOTE 6 - REVOLVING LINE OF CREDIT FACILITY

On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.00% as of August 31, 1997). Part of the initial advance under the Credit Facility of $1,077,280 was used to pay off the Company's previous line of credit. The Credit Facility is fully secured by a lien on all the assets of the Company and its subsidiaries.

The agreement requires that GCI maintains certain financial ratios and conditions. As of August 31, 1997, GCI is in compliance with these financial covenants.

The Credit Facility limits advances to GCI's affiliate companies to a maximum of $350,000. As of August 31,1997 the outstanding balance under this agreement was $952,280 of which $0 has been advanced to affiliate companies.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7- ACQUISITION OF RAVEN LINING SYSTEMS, INC.

On December 13, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of Raven Management Services, Inc. (and subsequently renamed the company Raven Lining Systems, Inc.) for an initial total purchase price of approximately $1,000,000 including the assumed debt. Goodwill of approximately $664,000 was recorded in connection with the acquisition, which is being amortized over eighteen years. The purchase price was paid by the assumption of debt, the issuance of 52,807 shares of the Company's common stock valued at $165,000 and cash of $125,000. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or Cohesant stock, based on profitability of the newly formed subsidiary, Raven Lining Systems, Inc. over a five year period ending November 30, 2000. As of August 31, 1997, no amounts are due under this contingent arrangement.

NOTE 8- COMMITMENTS AND CONTINGENCIES

On March 5, 1997, a jury verdict was rendered in a lawsuit ACC filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $123,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternate, a new trial. The Company has filed its notice of appeal to the appellate courts and is vigorously defending its position that the verdict is inconsistent and contrary to the evidence and the law. The Company is evaluating several other options to resolve this matter, including negotiating a possible settlement with the customer or taking other actions if a settlement cannot be achieved. While the outcome of this matter cannot be determined at this time, settlement discussions have been held, and, accordingly, the Company has established a litigation reserve to reflect an estimated settlement amount. No tax benefit has been provided until the nature of any settlement amount is known. Punitive damages are not tax deductible.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9- OTHER CHARGES

Other charges represent non-recurring expenses associated with legal and related costs incurred in connection with a product liability settlement agreement, a patent infringement lawsuit which was subsequently settled, a provision for management's estimate of the exposure related to the distributor lawsuit (Note
8) and a provision for the impairment of assets of the Company's ACC subsidiary.

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", the Company reviews its long-lived assets and certain intangibles for impairment whenever changes in circumstances or events indicate that the carrying value of an asset or group of assets may not be recoverable. Because of continued operating losses at ACC and in light of the judgment arising from the litigation discussed in Note 8, management determined that it is unlikely that future undiscounted cash flows of the underlying business of the Company's ACC subsidiary will support the carrying values of the subsidiary's tangible and intangible assets. Accordingly, an impairment loss was provided during the period. The Company recognized the provision for the impairment loss and the litigation reserve related to the lawsuit discussed in
Note 8 totaling $1,500,000 during the quarter ended August 31, 1997.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                       THIRD QUARTER ENDED AUGUST 31, 1997

RESULTS OF OPERATIONS
---------------------

For the three months ended August 31, 1997, net sales increased $455,397, or 11.8%. Of this amount, $46,813 represented increased specialty chemical sales of adhesives, sealants and epoxy coatings, and $408,584 represented increased sales of equipment systems and parts. The increase in equipment and parts sales were primarily attributable to a 23% increase in domestic sales and a 18% increase in foreign sales.

The Company's gross margin increased to $1,651,179, or 38.3% in the current quarter from $1,406,061, or 36.4% in the 1996 period. The increase of $245,118 was primarily attributable to an increase in the chemical and equipment group's gross margins due to lower manufacturing expenses and improved product mixes.

Operating expenses increased $205,240, or 17.1% in the third quarter of 1997 over the 1996 quarter. This increase was principally due to additional marketing costs.

Other charges for the three months ended August 31, 1997 were $1,508,808, compared to $114,992 for the 1996 period. A pre-tax charge of $1,500,000 has been recorded and is primarily attributable to the establishment of a litigation reserve in connection with the judgment rendered against the Company earlier in the year and the recognition of an impairment loss in accordance with the previsions of Statement of Financial Accounting Standards (SFAS) No.121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The 1996 expenses related primarily to legal and related costs incurred in connection with the patent infringement lawsuit.

During the third quarter of 1997, other expenses, net of other income, increased from the same period in the prior year by approximately $46,000, due principally to a $21,000 gain in the 1996 period realized from the proceeds due from an insurance company as a result from the fire in St. Louis last August and an increase in interest expense and decrease in interest income in the 1997 period.

                        NINE MONTHS ENDED AUGUST 31, 1997
                COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 1996

RESULTS OF OPERATIONS
---------------------

For the nine months ended August 31, 1997, net sales increased $1,275,278, or 12.3%. Of this amount, $328,408 represented increased specialty chemical sales of adhesives,

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

sealants and epoxy coatings, and $946,870 represented increased sales of equipment systems and parts. The increase in equipment and parts sales were attributable to a 15% increase in foreign sales and 19% increase in domestic sales.

The Company's 1997 year to date gross margin has increased to $4,127,406, or 35.5% from $3,339,453 or 32.2% in the 1996 period. The increase of $787,953 was primarily attributable to increased sales and an increase in the chemical and equipment group's gross margins due to lower manufacturing expenses and improved product mixes offset by $100,000 of incremental manufacturing costs associated with the outsourcing of product manufacturing due to the ACC fire.

Operating expenses increased $621,802, or 17.8% year to date 1997 over the 1996 period. This increase was principally due to additional marketing costs.

Other charges 1997 year to date were $1,606,326, compared to $327,111 for the 1996 period. A pre-tax charge of $1,500,000 has been recorded and is primarily attributable to the establishment of a litigation reserve in connection with the judgment rendered against the Company earlier in the year and the recognition of an impairment loss in accordance with the provisions of SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The 1996 expenses related primarily to legal and related costs incurred in connection with the patent infringement lawsuit and a $60,000 settlement agreement with its product liability insurer.

During the first nine months of 1997, other income, net of other expenses, increased from the same period in the prior year by approximately $160,300, due principally to a gain realized from the proceeds received from an insurance company as a result from the fire in St. Louis last August, an increase in the equity in income of the unconsolidated affiliate, offset by an increase in interest expense and decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On March 5, 1997, a jury verdict was rendered in a lawsuit the Company's subsidiary, ACC, filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $123,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

counterclaim. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternate, a new trial. The Company has filed its notice of appeal to the appellate courts and is vigorously defending its position that the verdict is inconsistent and contrary to the evidence and the law. As discussed in Note 9 to the Consolidated Financial Statements, the Company has recorded a charge of $1,500,000 as of August 31, 1997, to recognize an impairment to the carrying value of ACC's assets and a litigation reserve related to the customer lawsuit.

On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.00% as of August 31, 1997). Part of the initial advance under the Credit Facility of $1,077,280 was used to pay off the Company's previous line of credit.

The Credit Facility limits advances to GCI's affiliate companies to a maximum of $350,000. The revolving line of credit had an outstanding balance of $952,280 as of August 31, 1997, none of which was advanced to the Company. Due to the above limitation to the Company's ability to fund the working capital needs of its ACC and Raven subsidiaries the Company is examining other financing vehicles and other alternatives for these operations.

During the first nine months ended August 31, 1997, the Company's working capital decreased $1,264,501, to $2,649,700 from $3,914,201 at November 30,
1996. This decrease is essentially the result of a pre-tax charge of $1,500,000 that has been recorded and is primarily attributable to the establishment of a litigation reserve in connection with the judgment rendered against the Company earlier in the year and the recognition of an impairment loss in accordance with the provisions of SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of".

As of August 31, 1997, the working capital included cash and cash equivalents of $201,732.

                           COHESANT TECHNOLOGIES INC.

FORWARD LOOKING STATEMENTS
--------------------------

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and foreign markets for plural component dispensing systems, a reduction in growth of markets for the Company's epoxy coating systems, and actions that ACC or its judgment creditor may take to resolve the judgment claim, currently on appeal.

PART II. OTHER INFORMATION
--------------------------

ITEM 1.    Legal Proceedings

On June 25, 1997, the trial judge in the American Chemical Company vs. Superior Coatings, Inc. litigation denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternate, a new trial. The Company had filed the motions in response to the jury award of $400,000 in compensatory damages and $1,500,000 in punitive damages, offsetting a $123,000 verdict in favor of ACC. The Company has filed its notice of appeal to the appellate courts and is vigorously defending its position that the verdict is inconsistent and contrary to the evidence and the law. The Company is evaluating several other options to resolve this matter, including negotiating a possible settlement with the customer or taking other actions if a settlement cannot be achieved.

ITEM 6.    Exhibits and Reports on Form 8-K

(a) Exhibits 27 - Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K - none

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   October 10, 1997

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