Form 10KSB40
period 1997-11-30
COHESANT TECHNOLOGIES INC
filed 1998-02-23
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

[X] Annual Report under Section 13 or 15(d)of the Securities Exchange Act of
1934

For the fiscal year ended                    November 30, 1997
                          ------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               --------------------      -----------------------

                  Commission file number        1-13484
                                        ------------------------

                          COHESANT TECHNOLOGIES INC.
              (Exact name of Small Business Issuer in Its charter)
Delaware                                                            34-1775913
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

          5845 West 82nd Street, Ste. 102, Indianapolis, Indiana 46278
         (Address of Principal Executive Offices)              (Zip Code)

Issuer's Telephone Number, Including Area Code: (317) 875-5592

Securities registered under to Section 12(b)of the Act: Common Stock, $.001 Par Value; Common Stock Purchase Warrants, registered on the Boston Stock Exchange

Securities registered under to Section 12(g)of the Act: Common Stock, $.001 Par Value; Common Stock Purchase Warrants

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes  X   No
                                                                  -----   -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $9,830,598.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 17, 1998. $2,057,000.

         As of February 17, 1998, the Issuer had 2,688,343 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: none

ITEM 1.  BUSINESS

(a)      General Development of Business
         -------------------------------

         Cohesant Technologies Inc. ("Company" or "Cohesant") is engaged in the design, development, manufacture and sale of specialized two component spray finishing and coating application equipment, replacement parts and supplies used in the operation of this equipment and specialty two component epoxy coating and grout products.

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

         The Company manufactures the AquataPoxy and Raven lines of epoxy coating and grout products. These high performance operator and environmentally safe formulations provide protection from corrosion caused by infiltration, atmospheric conditions and chemical attack. Although the Company believes there are many more uses for the AquataPoxy and Raven products, they have most prevalently been used in the construction, repair, rehabilitation and maintenance of water and wastewater treatment, distribution and collection systems, food & beverage, industrial and recreational facilities.

         For the years ended November 30, 1997 and 1996, the Company had net sales of $9,831,000 and $8,408,000, respectively, of which $8,633,000 and $7,388,000, respectively, were for equipment systems, replacement parts and supplies and $1,198,000 and $1,020,000, respectively, were for coating and grout products. Net sales exclude the Company's discontinued business.

         On November 30 1997, the Company's Board of Directors signed an agreement to sell certain assets of American Chemical Company's ("ACC") adhesives, private label and toll manufacturing business. Concurrent with this decision, management decided to discontinue this business.

         The Company, which was organized in 1994, conducts business through its subsidiaries, Glas-Craft, Inc. ("GCI"), an Indiana corporation, and Raven Lining Systems ("Raven"), a Missouri corporation. As used herein, the term "Company" includes the operations of Cohesant, and its wholly-owned subsidiaries GCI and Raven, unless the context indicates otherwise.

(b)      Narrative Description of Business
         ---------------------------------

PRODUCTS

  Specialized Spray Equipment. The Company designs and manufactures a wide range of spray and application equipment systems and supplies to spray multi-component formulations such as fiberglass reinforced plastics and polyurethane foam. Net sales of spray equipment systems amounted to $4,084,000 and $3,221,000 for the fiscal years ended November 30, 1997 and 1996, respectively, representing 41.5% and 38.3%, respectively, of net sales.

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

  The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the application of fiberglass by the spray up method. GCI's spray equipment systems use air assist containment ("AAC") to reduce spray emissions and overspray and increase transfer efficiency and spray control. Further, improved containment limits emissions of environmentally and occupationally hazardous chemicals and greater transfer efficiency results in less waste of product.

  Other multi-component spray equipment. The Company also designs and manufactures spray and applications equipment systems for dispensing polyurethane and other multi-component materials and foams. Polyurethane is used for insulation, packaging, flotation devices and many other uses. Foams are used for insulation and protective coatings and for the manufacture of formed plastic products such as automobile and aircraft components and marine products. The Company's technology has many applications in the plastics and chemical industries. Consequently, the Company continuously seeks and develops new and different uses for its equipment. The Company, when necessary, will modify existing equipment designs or will design new equipment to meet the requirements of new plastics and other products as well as changing regulation and manufacturing methods.

         Replacement and spare parts. A significant portion of the Company's equipment business is the sale of replacement and spare parts and supplies for its current and discontinued spray equipment systems. The Company maintains an inventory of approximately 4,900 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $4,549,000 and $4,167,000, representing 46.3% and 49.6% of net sales for the fiscal years ended November 30, 1997 and 1996, respectively.

Raven Lining Systems

         In 1996, the Company transferred responsibility for the sales of its AquataPoxy products into its Raven subsidiary. Both AquataPoxy and Raven product brands utilize proprietary formulations of and application methods for solvent-free coatings and grouts that contain no volatile organic compounds ("VOC's"). As with GCI, Raven benefits significantly from increasing government regulation of VOC's and the resulting trend towards low VOC products.

         AquataPoxy Products. The AquataPoxy line of epoxy coating and grout products is designed to extend the life of a structure by protecting it from corrosion. These products are formulated with higher performance characteristics compared with competitive products, including excellent resistance to moisture, corrosion and chemical attack. AquataPoxy products are used in the construction, repair, rehabilitation and maintenance of water storage structures, waste water treatment and collection systems of municipalities, industrial and recreational facilities. AquataPoxy products are unique with their high moisture tolerant characteristics that allow them to be applied to underwater and moisture filled concrete surfaces. AquataPoxy is ideally suited for the rapidly growing market in underground rehabilitation of infrastructure. AquataPoxy is therefore being specified for use by many leading consultants, design engineers and governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities. The Company is aggressively demonstrating and testing with other high profile facilities to expand awareness of AquataPoxy's unique attributes.

         AquataPoxy products contain no solvents or VOC's. Properly applied, AquataPoxy products are inert once cured and do not release harmful by-products into air, water or the environment.

Conversely, competitive solvent-borne and isocyanate-based coatings have the potential to release carcinogens and other hazardous substances into the environment and generally are not desirable for applications that involve contact with food, drinking water, animals or people. The Company maintains certification under the National Sanitation Foundation Standard 61 and with the United States Department of Agriculture for agricultural applications, food processing and potable water facilities and marine environments.

         Raven Products. The acquisition of Raven, in fiscal 1996, expanded the Company's presence in the protective coating and lining marketplace. Raven's unique high performance line of products and network of Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries. Raven's sprayable epoxies were formulated for ultra high-build (20-250 mils per coat) application on concrete, masonry and steel surfaces providing protection from atmospheric and chemical corrosion. The high physical strengths of some Raven formulations permit the epoxy to enhance the structural integrity of the structure. Raven products can be quickly applied under harsh environmental conditions providing quick return to service and substantial savings for industrial facilities by lessening downtime. The life span of infrastructure exposed to these conditions can increase dramatically with the use of high performance protective coatings and linings such as Raven.

         Raven coatings and grouts are also solvent-free, 100% solids epoxy products emitting no VOC's. These products offer safe working environments while complying with the existing United States Environmental Protection Agency ("EPA") regulations. The Company's acquisition of Raven facilitated expansion of the Company's product line offerings into this segment of the high performance coating market.

         Net sales of AquataPoxy and Raven products amounted to $1,198,000 and $1,020,000 representing 12.2% and 12.1% of net sales for the fiscal years ended November 30, 1997 and 1996, respectively.

RTM Systems, Inc.

         GCI has a one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation organized in 1989. RTM markets equipment which produces injection molded fiberglass reinforced plastic products. The RTM equipment is designed for low-pressure injection molding, thereby allowing injection of catalyzed resin under low pressure into a closed mold containing a pre-cut fiberglass mat which strengthens the finished product. This method, like most molding processes, permits the resin to displace all of the air in the mold, completely saturating the fiberglass mat which is then allowed to cure. Products manufactured using this process are characterized by the strength enhancing properties of fiberglass while being cost effectively produced. RTM also sells products and equipment used to build molds.

MARKETING

  Distributors and Certified Applicators

         The Company's products are sold through a growing network of independent distributors and Certified Applicators in the United States and overseas.

         Generally, the products of GCI are sold through over 100 independent domestic and foreign equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the foreign distributors sell only industrial equipment. For the fiscal years ended November 30, 1997 and 1996, GCI's ten largest distributors accounted for 41% and 42%, respectively, of equipment system and replacement and spare parts sales. Five of these distributors are foreign based. Generally, GCI has written distribution agreements, which are cancelable upon 30 days notice, with its foreign distributors. GCI provides training to the distributors and customers in the use of its equipment systems and products.

         Raven markets its products, application and spray technology through domestic and foreign independent distributors and Certified Applicators. Raven presently has twenty-two domestic Certified Applicators located in seventeen states. The first international Certified Applicator, located in the Ukraine, has received their first shipment of material and equipment with training to be completed in the second quarter of 1998.

  Brochures, Advertising and Trade Shows

         The Company supports its marketing with internally prepared brochures, sales catalogues, direct mailings and media insertions in various trade publications. In connection with coating and grout products, the Company also prepares media promotion kits and product demonstration kits for use by Certified Applicators and distributors. Company personnel and distributors attend trade shows in the United States and overseas. Typically, these shows are attended by potential customers and distributors. In addition, these shows afford the Company the opportunity to keep abreast of its competitors' products and developments in the industry.

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

         Similarly, there are a number of alternative sources of the raw materials used in the manufacture of the coating and grout products of the Company. The Company maintains good working relationships with all major resin suppliers. The Company does not believe that it is dependent on any one vendor of raw materials for its coating and grout products and the Company believes the loss of any one supplier would not have a material adverse impact on the Company.

COMPETITION

         The markets for all of the Company's products are highly competitive. The Company competes with numerous well-established companies, most of which possess substantially greater financial, marketing, personnel and other resources than those of the Company.

         There are a number of competitive equipment manufacturers, which include the Binks Manufacturing Company and the Venus-Gusmer division of PMC, Inc. Competitors of the Company's AquataPoxy and Raven products include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. The Company competes by continually broadening awareness of its unique products through engineering, research and development, by continuing to offer its entire product line on a price competitive basis, and through acquisition or product line extensions.

         The markets for the Company's products are characterized by changing technology and industry standards. Accordingly, the ability of the Company to compete is dependent upon the Company's ability to complete development and effectively market its state-of-the-art equipment and coating products.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company has a research and development program to continually improve all of its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. The Company has eleven full-time employees devoted to engineering, research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessor companies. Research, development and engineering expenses for the fiscal year ended November 30, 1997 and 1996 were approximately $848,000 and $808,000 respectively, or 8.6% and 9.6%, respectively, of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

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

         The Company has in place programs to achieve and maintain substantial compliance with the currently existing environmental and worker exposure laws and regulations which materially affect the Company's businesses. As of the date of this Report, based on its experience and consultations with environmental consultants, management believes that the Company is taking or has taken all necessary measures to comply with all applicable Federal, state and local environmental laws and regulations and worker exposure regulations.

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

         The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company promotes the "GLAS-CRAFT" and "RAVEN" trademarks in connection with its marketing activities and holds a United States trademark registration for AAC(R).

         The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.

EMPLOYEES

         As of January 23, 1998, the Company employs approximately 63 full time and 2 part time persons, 16 of whom are in sales, 9 are in engineering, 4 are in research and development and service, 4 are in quality control, 21 are in manufacturing and 11 are in accounting and administration. The Company believes its relations with its employees are good. The foregoing does not include 28 employees of the ACC discontinued operation, which are expected to be terminated throughout the second quarter of 1998.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma. GCI leases approximately 35,000 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January, 1999. Raven leases approximately 10,000 square feet of combined office and manufacturing space in Tulsa, Oklahoma through February, 2001. Also, the Company owns two adjacent buildings in St. Louis, Missouri which are being marketed for sale from the discontinued operations of ACC. The Company believes it's facilities are adequate to meet their current and prospective needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is subject, nor to the knowledge of the Company are any legal proceedings threatened, other than for ordinary, routine proceedings incidental to its business, except as follows:

     On March 5, 1997, a jury verdict was rendered in a lawsuit ACC filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $123,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternate, a new trial. To avoid the expense and disruption of continued protracted litigation, the Company commenced negotiations to settle the matter during the third quarter of the current fiscal year. A reserve was provided based on an estimate of the settlement amount. In November 1997, a settlement was reached.

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

     In another environmental matter, with the sale of ACC's product lines and inventories, the Company is proceeding to investigate and, if necessary, remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. This work may include soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Company does not expect the cost of the investigation and any remediation of the St. Louis property to have a material adverse effect on the Company's financial position or results of operations. An estimate of costs expected to be incurred for environmental matters, has been accrued as of November, 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended November 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

         The Common Stock and Warrants of the Company are quoted on NASDAQ under the symbols "COHT" and "COHTW", respectively. The Company's Common Stock and Warrants are also listed on the Boston Stock Exchange.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock and Warrants for each quarter in the two year period ended November 30, 1997, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.


Common Stock                                                         Bid Price
------------                                                         ---------

              Year Ended November 30, 1996                 High                     Low
              ----------------------------                 ----                     ---
                    First Quarter                         $2.75                   $1.625
                    Second Quarter                         1.875                   1.125
                    Third Quarter                          1.375                   1.0625
                    Fourth Quarter                         1.25                    0.875

              Year Ended November 30, 1997
              ----------------------------
                    First Quarter                         $1.5625                 $0.9375
                    Second Quarter                         1.2812                  0.8125
                    Third Quarter                          1.8125                  0.9375
                    Fourth Quarter                         1.50                    1.0625
Warrants
--------

              Year Ended November 30, 1996
              ----------------------------
                    First Quarter                         $0.4375                 $0.125
                    Second Quarter                         0.3125                  0.125
                    Third Quarter                          0.3125                  0.1562
                    Fourth Quarter                         0.125                   0.0312

              Year Ended November 30, 1997
              ----------------------------
                    First Quarter                         $0.125                  $0.0625
                    Second Quarter                         0.0937                  0.0312
                    Third Quarter                          0.0937                  0.0312
                    Fourth Quarter                         0.125                   0.0312

         On January 30, 1998, the Company had approximately 630 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Fiscal Year Ended November 30, 1997 as compared to Fiscal Year Ended November 30, 1996

         Net sales for the fiscal year ended November 30, 1997, were $9,831,000 representing an increase of $1,423,000 or 16.9%, from fiscal 1996 net sales of $8,408,000. The increase consisted of a $1,423,000 increase in sales of equipment systems and parts attributable to a 22.1% and 12.0% increase in domestic and foreign sales, respectively. Sales of the coating and grout products increased to $1,198,000 or $178,000 over the 1996 period. The Company attributes the increase to the success of a new marketing program.

         For the fiscal years ended November 30, 1997 and 1996,respectively, gross margins as a percentage of net sales were 43.5% and 40.1%, respectively. This increase in gross margin was due principally to the increase in volume which favorably impacted production efficiencies. Also favorably impacting production efficiencies was the transfer of Aquatapoxy manufacturing from the Company's St. Louis facility to its Tulsa facility.

          Research, development and engineering expenses were approximately $848,000 and $808,000 in the years ended November 30, 1997 and 1996, respectively. This increase was attributable to a modest increase in personnel costs.

         Selling, general and administrative expenses for the fiscal years ended November 30, 1997 and 1996, were $3,167,000 and $2,536,000, respectively, representing an increase of approximately 24.9% or $631,000. Approximately $297,000 of the increase was due to additional marketing expenses at GCI reflective of the increased sales volume. Raven's increased marketing costs were primarily offset by savings from the transfer of accounting responsibilities to Indianapolis.

Administrative expenses increased approximately $317,000 and was attributable to increased staff and professional fees.

         Other charges for the fiscal year ended November 30, 1996, were $293,000, which represented non-recurring costs incurred in connection with the settlement of certain patent infringement litigation. No comparable charge was taken in fiscal 1997.

DISCONTINUED OPERATIONS

         The Company plans to discontinue its adhesives, private label and toll manufacturing business. Net sales recorded for the discontinued operations totaled approximately $5,762,053 and $5,235,633 in 1997 and 1996, respectively. Total losses from the discontinued operations were $1,712,136 and $639,616 in 1997 and 1996, respectively. This decrease is attributable to the Company recording a $1,500,000 charge in 1997 related to the settlement of a lawsuit, the impairment of certain long-lived assets and a reserve for other commitments partially offset by a gain recognized for insurance proceeds received.

         On January 14, 1998, the Company completed the sale of certain of the assets of the discontinued business. The purchase price estimated at $1,350,000 is subject to a final closing settlement. The purchase price was paid in cash except for a $300,000 promissory note bearing 8% interest and due in three years. The Company anticipates selling or otherwise disposing of the remaining assets and liabilities by November 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank, replacing the Company's previous unsecured line of credit agreement. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.00% as of November 30, 1997). Part of the initial advance under the Credit Facility of $1,077,280 was used to pay off the Company's previous line of credit.

       The Credit Facility limits advances to GCI's affiliate companies to a maximum of $750,000. The revolving line of credit had an outstanding balance of $1,552,280 as of November 30, 1997, of which $575,000 was advanced to the Company. As a result of the proceeds from the sale of ACC's assets, the outstanding balance of the credit agreement was about $1,000,0000 as of February 13, 1998, of which $0 was advanced to the Company.

         The Company has placed $200,000 in short-term U.S. government money market funds, to secure a continuing contractual payment obligation for ACC. The Company has classified such funds as restricted, temporary investments under non-current assets in its financial statements.

         As of November 30, 1997, due primarily to an inventory build at GCI of new polyurethane products, the Company has working capital of $2,500,151 which includes cash of $59,863. Inventory levels have increased $917,741 to $3,181,912 at November 30, 1997.

         The Company believes that its existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

NEW ACCOUNTING STANDARD

         The Financial Accounting Standards Board (FASB) released a new accounting standard SFAS No. 128, "Earnings Per Share", which is effective for fiscal periods ending after December 15, 1997. This statement establishes standards for computation and presentation of basic and diluted earnings per share, which replaces primary and fully diluted earnings per share. This standard requires restatement of all prior period earnings per share data presented. This standard, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.


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

                                                                                                    DIRECTOR
       NAME                              PRINCIPAL OCCUPATION AND AGE                                SINCE
       -----                             ----------------------------                               --------
Morton A. Cohen                       Chairman of the Company and
                                      Chairman and Chief Executive
                                      Officer of Clarion Corp.; age 62                                1994

Dwight D. Goodman                     President and Chief Executive Officer; age 64                   1994

Michael L. Boeckman                   Chief Financial Officer of Cohen & Co.;  age 51                 1994

Richard L. Immerman                   Vice President and Co-Owner of Functional Products Inc.;
                                      age 47                                                          1998

Morris H. Wheeler                     President of Clarion Management Ltd. and Clarion Capital
                                      Corporation; Age 37                                             1996

         MORTON A. COHEN has been Chairman of the Board since the Company's inception in July 1994, and served as the Company's Chief Executive Officer from July 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation ("Clarion"), a private, small business investment company, for more than five years. He is also a director of Sentex Sensing Technologies, Inc., a manufacturer of instrumentation measuring devices; Zemex Corporation, an industrial minerals company; Gothic Energy Corporation, a developer and operator of oil and gas producing properties and DHB Capital Group, Inc., a holding company with a diversified portfolio. Mr. Cohen is the father-in-law of Morris H. Wheeler.

         DWIGHT D. GOODMAN has been a Director of the Company since its inception and has been the Chief Executive Officer of the Company since January 1998, President and Chief Operating Officer of the Company since July 1996 and Chief Financial Officer since May 1996; from May 1996 until July 1996, Mr. Goodman had been the Company's Executive Vice President and Chief Financial Officer. Mr. Goodman had been the President and Chief Executive Officer of GCI from 1984 to 1996.

         MICHAEL L. BOECKMAN has been a Director of the Company since its inception. Mr. Boeckman has been Chief Financial Officer of Cohen & Co., a Cleveland based accounting firm(no relation to Morton A. Cohen), since December 1996. From May 1996 through December 1996, Mr. Boeckman was a self-employed business consultant. From July 1994 until May 1996, Mr. Boeckman was the Company's President and Chief Operating Officer. Prior thereto, Mr. Boeckman was the Vice President and Chief Financial Officer of Clarion for more than five years.

         RICHARD L. IMMERMAN has been a Director of the Company since January 1998. Mr. Immerman is the Vice President and co-owner of Functional Products Inc., a specialty chemical company. A position he has held for over five years.

         MORRIS H. WHEELER has been a Director of the Company since July 1996. Mr. Wheeler has been President of Clarion since September 1996, and served as its Vice President from August 1994 to September 1996. Mr. Wheeler has been President of Clarion

Management Ltd., an investment management and consulting company, since April 1996. Prior to August 1994, Mr. Wheeler was an attorney with the law firm of Davis, Polk & Wardwell in New York City. Mr. Wheeler is the son-in-law of Morton
A. Cohen.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 1997, 1996 and 1995 for the Chief Executive Officer and the other two most highly compensated executives of the Company. No other executive officer received compensation in excess of $100,000 during such year.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                                   ANNUAL COMPENSATION                 AWARDS
                                           -------------------------------------       ------
                                                                    OTHER ANNUAL      SECURITIES        ALL OTHER
                                FISCAL                              COMPENSATION      UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR      SALARY       BONUS            (1)          OPTIONS             (2)
---------------------------     ------     ------       ------      ------------     ----------      ------------
                                                                                      (SHARES)
Morton A. Cohen,                  1997     $  0         $  0        $     0               0         $     0
     Chairman of the Board        1996        0            0              0             10,000            0
     and Chief Executive          1995        0            0              0              1,000            0
     Officer

Dwight D. Goodman                 1997     121,240      $20,000     $     0               0         $  3,706
     President and Chief          1996     118,980         0              0             15,000         3,641
     Operating Officer            1995     108,000         0              0             15,000         3,703

Douglas R. Elliott(3)             1997     114,990      $  0        $     0               0         $  3,467
     Executive Vice               1996     111,240         0              0              5,000         3,339
     President and Chief          1995     107,000         0              0             15,000         3,210
     Technical Officer

(1)  Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.

(2)  Includes corporate contributions to the Company's 401(k) Plan.

(3)  Mr. Elliott resigned his position with the Company effective December 1, 1997.

         Mr. Dwight D. Goodman has an agreement pursuant to which he is employed through May 31, 1998. The employment agreement provides for an annual base salary, increasing annually based upon the consumer price index and an annual bonus at the discretion of the Compensation Committee of the Board of Directors of the Company. In the event Mr. Goodman's employment is terminated without cause, he will be paid the then current salary for one year.

OPTION GRANTS IN LAST FISCAL YEAR

(Individual Grants)

         The Company made no grants of stock options during fiscal 1997.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the chief executive officer and the other two most highly compensated executives of the Company.

                                                        NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                             OPTIONS AT                IN-THE-MONEY OPTIONS AT
                                                          NOVEMBER 30, 1997               NOVEMBER 30, 1997
                                                       ----------------------          -----------------------
                        SHARES ACQUIRED     VALUE
     NAME                ON EXERCISE       REALIZED    EXERCISABLE    UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
     ----                 ---------        --------    -----------    -------------     -----------      ------------
Morton A. Cohen               0                0           6,000          5,000              0                 0
Dwight D. Goodman             0                0          15,000         15,000              0                 0
Douglas R. Elliott            0                0           8,750         11,250              0                 0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i)each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:

NAME AND ADDRESS OF             AMOUNT AND NATURE OF BENEFICIAL     PERCENTAGE OF OUTSTANDING SHARES
BENEFICIAL OWNER                          OWNERSHIP                             OWNED
-------------------                 ---------------------             ------------------------

Morton A. Cohen
1801 East 9th Street
Cleveland, Ohio 44114                   1,312,880(1)(2)                        48.7%

Clarion Capital Corporation
1801 East 9th Street
Cleveland, Ohio 44114                   1,175,980                              43.7%

Dwight D. Goodman                          63,155(3)                            2.3%

Morris H. Wheeler
1801 East 9th Street
Cleveland, Ohio 44114                   1,183,980(4)(6)                        44.0%

Douglas R. Elliott                        126,423(5)                            4.7%

Richard L. Immerman                        12,000                                *

Michael L. Boeckman                         6,000(4)                             *

All directors and executive
officers as a group (5 persons)         1,403,035(7)                           51.6%

*    Represents less than 1%
(1)  Includes 1,175,980 shares owned of record by Clarion Capital Corporation ("Clarion"), an entity of which Mr. Cohen is a principal, and 30,500 shares held by various other investment funds of which Mr. Cohen is deemed a control person.

(2)  Includes 6,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof.

(3)  Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof.

(4)  Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof.

(5)  Includes 8,750 shares issuable upon exercise of options exercisable within 60 days of the date hereof.

(6)  Includes 1,175,980 shares owned of record by Clarion.

(7)  Includes 31,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has a Financial Advisory Agreement with Clarion pursuant to which Clarion provides management and administrative support. Clarion receives a quarterly fee of $10,500. Under the agreement, Clarion also performs additional, specific projects, as requested. Under the agreement, Clarion received $40,900 in fiscal 1997.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)   Exhibits

        2.1  Asset Purchase Agreement by and among TACC International Corporation, American
             Chemical Company, and Cohesant Technologies, Inc.

       *3.1  Certificate of Incorporation of the Company, as corrected.

      **3.2  By-Laws of the Company, as amended.

      **4.1  Form of Underwriter's Unit Purchase Option.

      **4.2  Form of Public Warrant Agreement.

      **4.3  Form of Registration Rights Agreement.

     ***4.4  Credit and Security Agreement, dated May 13, 1997, by and between Glas-Craft, Inc.
             and NBD Bank, N.A.

     ***4.5  Unconditional Unlimited Continuing Guaranty executed by the Company in favor of NBD
             Bank, N.A.

     **10.1  The Company's 1994 Employee Stock Option Plan.

     **10.2  Employment Agreement between Glas-Craft, Inc. and Dwight D. Goodman.

       10.3  Amendment to Goodman Employment Agreement, dated May 1, 1997.

     **10.4  Lease Agreement between Glas-Craft, Inc. and Security Capital Industrial, as
             Amended.

     **10.5  Business Organization Agreement between Glas-Craft, Inc., Plastech Thermoset
             Techtronics and Donald Punzer.

     **10.6  Deed of Trust by American Chemical Corporation.

     **10.7  Lease Agreement between American Chemical Company and Scanlan Partnership dated
             October 5, 1994.

   ****10.8  Financial Advisory Agreement between Clarion Management Ltd. and the Company dated June 1, 1996.

       21.1  Subsidiaries of the Registrant.

       27    Financial Data Schedule

   *   Incorporated herein by reference to the Exhibit to the Company's Annual Report on
       Form 10-KSB for the year ended November 30, 1995.

  ** Incorporated here in by reference to the Exhibit included to the Company's Registration Statement on Form SB-2 dated November 29, 1994 (No. 33-82732).

 ***   Incorporated herein by reference to the Company's Quarterly report on form 10-QSB for the quarter ended May 31, 1997.

**** Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.




     (b)   Reports on Form 8-K. - none

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                      Page
                                                                      ----

Report of Independent Public Accountants                               F-2
Consolidated Balance Sheets as of November 30, 1997 and
     1996                                                              F-3
Consolidated Statements of Operations for the Years Ended,
     November 30, 1997 and 1996                                        F-5
Consolidated Statements of Shareholders' Equity
     for the Years Ended November 30, 1997 and 1996                    F-6
Consolidated Statements of Cash Flows for the Years Ended
     November 30, 1997 and 1996                                        F-7
Notes to Consolidated Financial Statements                             F-9

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Cohesant Technologies Inc.:

We have audited the accompanying consolidated balance sheets of COHESANT TECHNOLOGIES INC. (a Delaware corporation) and subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohesant Technologies Inc. and subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                   ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
December 20, 1997.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1997 AND 1996

                                     ASSETS


                                                                                             1997                      1996
                                                                                   -----------------        ------------------
ASSETS:
  Cash and cash equivalents                                                                $  59,863                 $446,299
  Accounts receivable, net of allowance for doubtful accounts of $73,948 and
       $99,594 in 1997 and 1996, respectively                                              1,533,127                1,278,688
  Tax refund receivable                                                                            -                   93,700
  Inventory                                                                                3,181,912                2,264,171
  Prepaid expenses                                                                           104,684                  110,192
  Deferred tax assets                                                                        165,600                  145,500
  Current assets - discontinued operations                                                 1,719,047                1,631,406
                                                                                          ----------               ----------
          Total current assets                                                             6,764,233                5,969,956

  Restricted, temporary investments                                                          205,791                  203,148
  Notes receivable                                                                                 -                   15,688
  Property, plant and equipment, net of accumulated depreciation of $409,034
         and $221,483 in 1997 and 1996, respectively                                         627,855                  555,449

  Investment and advances in unconsolidated affiliate                                        105,502                  141,307
  Patents and other intangibles, net of accumulated amortization of
       $81,243 and $ 66,043  in 1997 and 1996, respectively                                  135,082                  143,220
  Goodwill, net of accumulated amortization of $73,752 and $36,876 in 1997 and
       1996, respectively                                                                    576,556                  613,432
  Other noncurrent assets                                                                     16,409                    8,192
  Noncurrent assets - discontinued operations                                                445,396                  546,178
                                                                                          ----------               ----------
          Total assets                                                                    $8,876,824               $8,196,570
                                                                                          ==========               ==========
















   The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1997 AND 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                       1997                    1996
                                                                                   ----------               ----------
LIABILITIES:
  Revolving line of credit                                                       $  1,552,280               $  150,000
  Current maturities of long-term liabilities                                          63,639                   50,053
  Accounts payable                                                                  1,567,432                1,647,944
  Accrued wages and benefits                                                          129,488                   93,647
  Accrued liabilities related to discontinued operation                               579,000                        -
  Other current liabilities                                                           372,243                  159,061
                                                                                   ----------               ----------
          Total current liabilities                                                 4,264,082                2,100,705

  Other noncurrent liabilities                                                         62,673                   87,919
                                                                                   ----------               ----------
          Total liabilities                                                         4,326,755                2,188,624

COMMITMENTS AND CONTINGENCIES (Notes 8 and 12)


SHAREHOLDERS' EQUITY:
  Common stock ($.001 par value; 10,000,000 shares authorized; issued and
       outstanding 2,688,343 shares                                                     2,688                    2,688
  Additional paid-in capital                                                        6,450,360                6,450,360
  Retained deficit                                                                 (1,902,979)                (445,102)
                                                                                   ----------               ----------
          Total shareholders' equity                                                4,550,069                6,007,946
                                                                                   ----------               ----------
          Total liabilities and
            shareholders' equity                                                   $8,876,824               $8,196,570
                                                                                   ==========               ==========














   The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996

                                                                                               1997                     1996
                                                                                           -----------               -----------

NET SALES                                                                              $     9,830,598            $    8,407,751

COST OF SALES                                                                                5,559,342                 5,039,186
                                                                                           -----------               -----------
          Gross profit                                                                       4,271,256                 3,368,565

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES                                                 848,266                   807,648

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                 3,166,579                 2,535,894

OTHER CHARGES (Note 12)                                                                              -                   293,290
                                                                                           -----------               -----------
          Income (loss) from operations                                                        256,411                  (268,267)

OTHER INCOME (EXPENSE):
  Interest expense                                                                             (82,238)                  (21,252)
  Interest income                                                                               11,672                    47,888
  Equity in earnings (losses) of unconsolidated affiliate                                       41,452                   (31,138)
  Other income (expense), net                                                                    6,862                    (5,684)
                                                                                           -----------               -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
                                                                                               234,159                  (278,453)

INCOME TAX BENEFIT                                                                              20,100                    47,700
                                                                                           -----------               -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                                       254,259                  (230,753)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                                         (1,559,136)                 (639,616)
  Loss on disposal of discontinued operations                                                 (153,000)                        -
                                                                                           -----------               -----------
                                                                                            (1,712,136)                 (639,616)
                                                                                           -----------               -----------
NET LOSS                                                                                 $  (1,457,877)        $        (870,369)
                                                                                           ===========               ===========

NET INCOME (LOSS) PER SHARE
     CONTINUING OPERATIONS                                                               $        0.10         $           (0.08)
     DISCONTINUED OPERATIONS                                                                     (0.64)                    (0.24)
                                                                                           -----------               -----------
  NET LOSS                                                                               $       (0.54)        $           (0.32)
                                                                                           ===========               ===========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                                                   2,688,343                 2,681,202
                                                                                           ===========               ===========

              The accompanying notes to financial statements are an
                 integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996



                                                                                     Additional         Retained
                                                              Common Stock        Paid-in Capital        Deficit         Total
                                                           ------------------    -----------------    -------------     ------------

BALANCE, November 30, 1995                                      $2,636              $6,285,417           $425,267       $6,713,320

  Issuance of 52,807 shares of common stock (Note 2)                52                 164,943                  -          164,995

  Net loss                                                           -                       -           (870,369)        (870,369)
                                                                ------              ----------          ---------       ----------
BALANCE, November 30, 1996                                       2,688               6,450,360           (445,102)       6,007,946

  Net loss                                                           -                       -         (1,457,877)      (1,457,877)
                                                                ------              ----------          ---------       ----------
BALANCE, November 30, 1997                                      $2,688              $6,450,360        $(1,902,979)      $4,550,069
                                                                ======              ==========          =========       ==========


 The accompanying notes are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1997 AND 1996



                                                                              1997                    1996
                                                                           ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss-                                                                (1,457,877)             $ (870,369)
  Adjustments to reconcile net loss
    to net cash used in continuing operations-
      Loss from discontinued operations                                     1,559,136                 639,616
      Loss on disposal of discontinued operations                             153,000                       -
      Depreciation and amortization                                           228,102                 233,479
      Deferred tax (benefit)  provision                                       (20,100)                 11,300
      Provision for doubtful accounts                                          84,718                  73,197
      Equity in (income) loss of unconsolidated
        affiliate                                                             (41,452)                 31,138
      Net change in current assets and
        current liabilities-
          Accounts and notes receivable                                      (323,469)                391,860
          Tax refund receivable                                                93,700                 (93,700)
          Inventories                                                      (1,001,383)                (73,174)
          Prepaid expenses                                                      5,508                  (5,920)
          Accounts payable                                                    (80,512)                (77,382)
          Other current liabilities                                           262,609                (393,032)
          (Increase) decrease in other
            noncurrent assets                                                  (8,404)                 12,556
          Decrease in other noncurrent
            liabilities                                                       (12,541)               (199,952)
                                                                           ----------              ----------
          Net cash used in
            continuing operations                                            (558,965)               (320,383)
          Net cash used in discontinued operations                           (979,791)               (418,251)
                                                                           ----------              ----------
          Net cash used in
            operating activities                                           (1,538,756)               (738,634)
                                                                           ----------              ----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Acquisition of Raven                                                              -                (125,000)
  Purchase of patents                                                          (9,518)                (12,303)
  Property and equipment additions                                           (255,355)               (131,242)
  Property and equipment additions of discontinued operations                (249,639)               (176,221)
  Insurance proceeds related to discontinued operations                       200,000                       -
  Maturity of temporary investment                                                  -                 246,901
  Advances to unconsolidated affiliate                                         77,257                  (7,494)
                                                                           ----------              ----------
          Net cash used in investing
            activities                                                       (237,255)               (205,359)
                                                                           ----------              ----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Borrowings under revolving line of credit                                 1,402,280                 150,000
  Principal payments under capital
    lease obligations                                                         (12,705)                 (6,769)
                                                                           ----------              ----------
          Net cash provided by
            financing activities                                            1,389,575                 143,231
                                                                           ----------              ----------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                                                                (386,436)               (800,762)

CASH AND CASH EQUIVALENTS, at beginning of
  period                                                                      446,299               1,247,061
                                                                           ----------              ----------
CASH AND CASH EQUIVALENTS, at end of period                                 $  59,863              $  446,299
                                                                           ==========              ==========



SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                                $  90,795              $   31,140
                                                                           ==========              ==========
    Income taxes                                                                    0              $   18,000
                                                                           ==========              ==========


  The accompanying notes to financial statements are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 1997 AND 1996


1.  NATURE OF BUSINESS
    ------------------

Cohesant Technologies Inc. (the "Company" or "Cohesant") is engaged in the design, development, manufacture and sale of specialized spray finishing and coating application equipment, replacement parts and supplies used in the operation of the equipment and specialty coating and grout products.

The Company's products are sold through a network of independent distributors and Certified Applicators in the United States and overseas. Industries served include: construction, transportation and marine.

The Company's executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma.

2.  BUSINESS COMBINATIONS
    ---------------------

On December 13, 1995, the Company, through a newly organized subsidiary, Raven Lining Systems ("Raven"), acquired substantially all of the assets and assumed approximately $713,000 of liabilities of Raven Management Services, Inc., for an initial total purchase price of approximately $1,003,000, including assumed debt. The initial purchase price was paid by the issuance of 52,807 shares of the Company's common stock valued at $165,000 and cash of $125,000. The agreement also provides for a contingent payment, not to exceed $600,000, payable in cash or the Company's stock, based on profitability of the newly formed subsidiary, Raven, over the next five years. No payment was due related to the fiscal years ended November 30, 1997 and 1996.

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

During 1997, the Company transferred the manufacturing of its AquataPoxy product to its Tulsa facility.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    a.  Basis of Presentation
        ---------------------

The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, Glas-Craft Inc. ("GCI") and Raven Lining Systems Inc., ("Raven"). The adhesives, private label and toll manufacturing operations of American Chemical Company ("ACC") also have been included in the accompanying financial statements but are presented as discontinued operations (Note 14). Intercompany accounts and transactions have been eliminated. The Company's noncontrolling investment in an affiliate is accounted for under the equity method.

    b.  Income Taxes
        ------------

The Company files a consolidated Federal income tax return with its wholly owned subsidiaries. Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes." The liability method measures the effective tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.

    c.  Earnings Per Share
        ------------------

Earnings per share of common stock are based on the weighted average number of common shares outstanding. The stock options, the warrants, the underwriter's purchase option and related warrants were not included in the calculation of earnings per share because they would have an antidilutive effect.

    d.  Statements of Cash Flows
        ------------------------

For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are classified as cash and cash equivalents. Cash equivalents consist of securities of the U.S. Government and its agencies.

Certain noncash investing activities are described below:

During the fiscal year ended November 30, 1996, the Company exchanged 52,807 shares of its common stock in connection with the acquisition of Raven. Additionally, during fiscal 1997 and 1996, the Company transferred $83,642 and $21,293 of inventory to property and equipment, respectively.

     e.  Inventories
         -----------

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value. The inventory reserve is not material.

At November 30, 1997 and 1996, the net carrying value of inventories consisted of the following:


                                        1997                     1996
                                     ----------               ----------

Raw materials                        $2,676,953               $1,900,010
Work-in-process                          73,156                   67,075
Finished goods                          431,803                  297,086
                                     ----------               ----------
                                     $3,181,912               $2,264,171
                                     ==========               ==========


     f.  Property, Plant and Equipment
         -----------------------------

Property and equipment are carried at cost. Depreciation of property, plant and equipment is provided by use of the declining balance and straight-line methods over the estimated useful lives of the assets as follows:


           Machinery and equipment                     3-10 years
           Furniture and fixtures                      5-10 years
           Leasehold improvements                       3-5 years
           Displays, demos and lab equipment            3-5 years

Property and equipment consist of the following:


                                                        1997           1996
                                                    -----------     -----------
           Leasehold improvements                     $79,031         $70,907
           Machinery and equipment                    735,024         576,625
           Displays, demos and lab equipment          222,834         129,400
                                                    -----------     -----------
                                                    1,036,889         776,932
           Less - accumulated deprecation            (409,034)       (221,483)
                                                    -----------     -----------
                                                     $627,855        $555,449
                                                    ===========     ===========

     g.  Intangible Assets
         -----------------

The purchase price in excess of identifiable assets of Raven, goodwill, is being amortized on a straight-line basis over 17 years.

The cost of patents is being amortized using the straight-line method over their estimated useful lives (approximately 3 to 10 years). Other intangibles consist of the cost of certain product certifications. Amortization of deferred certification costs is provided by use of the straight-line method over the estimated future period of benefit (approximately 5 to 8 years).

    h.  Impairment of Long-Lived Assets
        -------------------------------

The Company continually evaluates its long-lived assets in light of events and circumstances that may indicate that the remaining estimated useful life may warrant revision or that the remaining value may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related cash flows over the remaining life of the asset in measuring whether that asset is recoverable. To the extent an impairment has occurred, the excess of the carrying value of the long-lived assets over their estimated recoverable value will be charged to operations.

The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of the statement, impairments, measured using fair market value, are recognized whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable and the future undiscounted cash flows attributable to the asset are less than its carrying value.

     i.  Research and Development
         ------------------------

The costs associated with research and development programs for new products and significant improvements, which totaled approximately $848,266 and $807,648 in 1997 and 1996, respectively, are expensed as incurred.

     j.  Estimates
         ---------

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

     k.  Stock Options
         -------------

During 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." In accordance with SFAS No. 123, the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for stock options granted to employees.

      l.   Fair Values of Financial Instruments
           ------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts of cash and cash equivalents, temporary investments, accounts and notes receivable, accounts payable and noncurrent liabilities (excluding capital lease obligations) approximate fair value because of the short maturity of these instruments.

     m.    New Accounting Standard
           -----------------------

The Financial Accounting Standards Board (FASB) released a new accounting standard SFAS No. 128, "Earnings Per Share", which is effective for fiscal periods ending after December 15, 1997. This statement establishes standards for computation and presentation of basic and diluted earnings per share, which replaces primary and fully diluted earnings per share. This standard requires restatement of all prior period earnings per share data presented. This standard, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.

      n.   1996 Financial Statements
           -------------------------

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. Such reclassifications have no effect on previously reported net income.

4.  STOCK OPTION PLAN
    -----------------

The Company has adopted a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options may not be exercised more than ten years after the date of grant (five years if the grant is an incentive stock option to any employee who owns more than 10% of the Company's outstanding common stock). The Company has reserved 250,000 shares of common stock for issuance upon exercise of stock options. At November 30, 1997, there were 77,375 exercisable options and 64,500 options available for grant. No options were granted during 1997. There were 124,500 options granted during July 1996 with an exercise price of $1.25.

The Company accounts for this plan under APB Opinion No. 25, under which no compensation expense is recognized for options issued at or above the market price on the date of the grant.

Accordingly, no compensation expense has been recorded. Had compensation expense been determined under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", income(loss) from continuing operations would have been reduced to $240,317 and $(236,245) in 1997 and 1996, respectively. Net loss would have been increased to $(1,471,819) and $(875,861) in 1997 and 1996, respectively.

The fair value of options granted during 1996 was $.60 per share. The fair value of the options granted was estimated on the date of the grant using the Black-Sholes option pricing model with the following assumptions: risk-free interest rate of 6.7%, expected volatility of 64.1%, no expected dividend yield and an expected life of 5 years for all options granted.

Stock option activity under the plan was as follows:


                                                 NUMBER OF       WEIGHTED-AVERAGE
OPTIONS                                           SHARES          EXERCISE PRICE
-------                                          --------        -----------------
November 30, 1995                                 131,000               $5.00
                  Granted                         124,500               $1.25
                  Canceled                        (63,000)              $5.00
                                                  --------
November 30, 1996                                 192,500               $2.57
                  Canceled                         (6,000)              $1.25
                  Canceled                         (1,000)              $5.00
                                                  --------
November 30, 1997                                 185,500               $2.32

Shares Exercisable                                 77,375               $2.90


5.  WARRANTS
    --------

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

GCI provides management and accounting services to RTM. The Companies also share office facilities and personnel. Glas-Craft's allocated share of common expenses and fees charged by RTM totaled $10,100 in fiscal 1997. RTM's allocated share of common expenses and fees charged by Glas-Craft totaled $35,439 in fiscal 1996. The Company also sells dispensing systems to RTM. Sales to RTM totaled $25,068 and $49,774 in fiscal 1997 and 1996, respectively. Included in these sales are profits to the Company of $3,287 and $11,538 in fiscal 1997 and 1996, respectively.

7.  LONG-TERM LIABILITIES
    ---------------------

     a.  Revolving Line of Credit
         ------------------------

On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.0% as of November 30, 1997). Part of the initial advance under the credit facility was used to pay off the Company's previous line of credit. The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility, which is renewable, expires on May 1, 1998.

This agreement requires that GCI meet certain covenants including financial ratios. As of November 30, 1997, GCI is in compliance with these financial covenants.

The credit facility limits advances to GCI's affiliate companies to a maximum of $750,000. As of November 30, 1997, the outstanding balance under this agreement was $1,552,280 of which $575,000 has been advanced to affiliated companies.

The Company's previous credit facility expired on May 31, 1997, and had an outstanding balance at November 30, 1996, of $150,000.

     b.  Capital Leases
         --------------

The Company leases certain machinery and equipment under agreements which are classified as capital leases. Future minimum payments, by year, under these noncancellable capital leases consist of the following at November 30, 1997:


                         Year                                   Amount
                         ----                                   ------

                         1998                                  $28,355
                         1999                                   29,735
                         2000                                   26,535
                                                               -------
            Minimum lease payments                              84,625

            Less- Amount representing
              interest                                          12,391
                                                               -------
            Present value of future
              minimum lease payments                            72,234

            Less- Amount included in
              current maturities of
              long-term liabilities                             20,351
                                                               -------
            Long-term portion                                  $51,883
                                                               =======



     c.  Other Noncurrent Liabilities
         ----------------------------

At November 30, 1997 and 1996, other noncurrent liabilities, excluding capital lease obligations, consisted of the following:


                                                               1997                 1996
                                                             --------             --------

Obligation arising from the acquisition
  of deferred formula costs and
  customer lists, payable in minimum
  monthly installments of $2,250,
  including interest imputed at 10%
  through March 1999                                         $ 32,992             $ 57,666

Noninterest bearing deferred
  compensation obligation, payable
  to the wife of the founder of a
  predecessor of ACC in annual
  installments of approximately
  $25,000, including interest imputed
  at 12% for her lifetime, estimated
  to be through 1998; collateralized
  by a $200,000 restricted temporary
  investment (Note 8)                                          21,086               21,086

Other                                                           -                    2,946
                                                              -------             --------
                                                               54,078               81,698

Less- Current portion                                          43,288               43,288
                                                              -------             --------
Long-term portion                                            $ 10,790             $ 38,410
                                                              =======             ========

Other long-term liabilities as of November 30, 1997, mature during 1999.

8.  COMMITMENTS
    -----------

The Company leases its office, a portion of its manufacturing and warehouse facilities, computer equipment and Company cars under noncancellable operating leases expiring at various dates through November 2001. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:


                  Fiscal
                   Year                            Amount
                  ------                           ------

                    1998                          303,418
                    1999                          129,190
                    2000                           78,950
                    2001                           22,971


Rent expense totaled $429,000 and $379,000 for the years ended November 30, 1997 and 1996, respectively.

The Company holds $200,000 in short-term U.S. government money market funds, to secure a continuing contractual payment obligation of the Company stemming from its acquisition of ACC. As a consequence of this agreement, the Company has classified such funds and the interest earned thereon as Restricted, Temporary Investments under noncurrent assets on the accompanying Consolidated Balance Sheet.



9.  RETIREMENT PLANS
    ----------------

The Company has a defined benefit pension plan covering certain employees of its discontinued operation. Contributions for the years ended November 30, 1997 and 1996, were not significant. A comparison of accumulated plan benefits and net assets available for benefits as of July 1, 1996, (date of last actuarial review) and July 1, 1995, were as follows:


                                                  1996                  1995
                                                  ----                  ----

         Actuarial present value of
           accumulated plan benefits             $96,479                $82,947



         Net assets available for
           benefits                              121,436                111,466

The discount rates used in determining the actuarial present value of accumulated plan benefits were 7.3% and 7.5% for 1996 and 1995, respectively.

The Company has defined contribution profit sharing plans for all nonunion employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 1997 and 1996 were $70,399 and $58,224, respectively.

10.  INCOME TAXES
     ------------

The provision for income taxes consists of the following components:


                                                     1997              1996
                                                   --------          --------

CURRENT
  Federal                                                $0        $  (46,800)
  State                                                   0           (12,200)
                                                   --------          --------
          Total current                                   0           (59,000)

DEFERRED
          Total deferred                            (20,100)           11,300
                                                   --------          --------
INCOME TAX (BENEFIT)                               $(20,100)       $  (47,700)
                                                   ========          ========

During fiscal 1996, the Company carried back a portion of fiscal 1996 net operating losses to recover taxes paid in the prior year.

Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, 1997 and 1996, are as follows:


                                            1997                1996
                                        -----------         -----------
Financial reporting reserves not
  yet deductible                           $430,600            $166,600
Depreciation and amortization               (89,800)            (36,800)
Net operating loss carryforwards
  attributable to:
    ACC                                     556,900             348,600
    Cohesant                                116,900             189,700
General business credits                    145,600             145,600
AMT credit carryforward                       3,500               3,500
                                        -----------         -----------
                                          1,163,700             815,400
Less- Valuation allowance                  (998,100)           (669,900)
                                        -----------         -----------
NET DEFERRED TAX ASSET                     $165,600            $145,500
                                        ===========         ===========


At November 30, 1997, for Federal income tax purposes, ACC has net operating loss (NOL) carryforwards of $915,000 available to reduce future taxable income which expire through 2003. The amount of this separate return limitation year
(SRLY) NOL which can be utilized annually is limited to approximately $4,000. A valuation allowance has been provided to reduce the related deferred tax asset to its estimated realizable value of $14,000 at November 30, 1997. At November 30, 1997, the Company has net operating loss carryforwards of $1,821,000 for Federal income tax purposes which expire through 2012. GCI has general business credits totaling approximately $145,600 which expire through fiscal 2009. A full valuation allowance has been provided for the Company's NOL's and GCI's general business credits.


11.  RELATED PARTY TRANSACTIONS
     --------------------------

From December 1994 to May 31, 1996, the Company was party to a cost sharing arrangement ("arrangement"), with Clarion Capital Corporation ("CCC"), the company's majority shareholder, that provided for reimbursement by the Company of certain occupancy, leased equipment, and other administrative costs incurred by CCC as a result of shared facilities. In April 1996, upon the formation of Clarion Management Ltd. ("CML"), an affiliate of CCC, the arrangement was assigned to CML. Commencing June 1, 1996, the arrangement was replaced by a management agreement ("agreement") which recognized the increased role played by CML and its managing member in the affairs of the Company following the resignation of the Company's prior president in May 1996. The agreement provides that CML will provide management assistance and general administrative support for the Company and shall be paid $10,500 per fiscal quarter. Pursuant to the agreement, CML was paid $40,900 and $14,000, net of expenses for shared personnel during the fiscal years ended November 30, 1997 and 1996, respectively. For the years ended November 30, 1997 and 1996, the Company reimbursed the

Clarion entities $ -0- and $7,800, respectively, for expenses relating to the occupancy and use of shared facilities and equipment.

12.  CONTINGENCIES
     -------------

On March 5, 1997, a jury verdict was rendered in a lawsuit ACC filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $123,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternate, a new trial. To avoid the expense and disruption of continued protracted litigation, the Company commenced negotiations to settle the matter during the third quarter of the current fiscal year. A reserve was provided based on an estimate of the settlement amount. In November, a settlement was reached. Terms of the settlement include payment of $600,000 to the plaintiff.

In September 1996, the patent infringement case between GCI and Magnum Industries of Clearwater, Florida was settled. The settlement does not involve payment by either party or require a change in either party's existing products. In connection with this suit, the Company incurred approximately $0 and $295,000 in legal costs for the years ended November 30, 1997 and 1996. This charge has been included as Other Charges in the Consolidated Statements of Operations.

In July 1996, the Company settled a dispute with its product liability insurer, St. Paul, over claims previously paid by St. Paul. ACC agreed to pay St. Paul $85,000 in connection with the settlement agreement.

In conjunction with the sale of ACC's adhesives, private label and toll manufacturing business, the Company is proceeding to investigate and, if necessary, remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. This work may include soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Company does not expect the cost of the investigation and any remediation of the St. Louis property to have a material adverse effect on the Company's financial position or results of operations.

The Company is a party to other legal and environmental matters which have arisen in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

13.  IMPAIRMENT
     ----------

As a result of the customer litigation described in Note 12 and continued operating losses generated, the Company considered several alternatives for ACC's adhesives, private label and toll manufacturing business including continuation of the current business, a bankruptcy filing for the business, a sale of these operations, or a liquidation sale of the operations. In connection with these considerations, the Company received an offer from a third party to purchase selected assets of the adhesives, private label and toll manufacturing business. Although no formal decision was made during the third quarter, the Company concluded that it was unlikely that the financial benefit, if any, which would inure to the benefit of the shareholders justified the effort and related costs necessary to turnaround ACC's operations. All of these factors were indications to management of the possibility that the assets of ACC were impaired. Management's estimate of future cashflows resulted in an amount which was less than the carrying value of ACC assets. Accordingly, during the third quarter of the current fiscal year, the Company recorded a $324,000 impairment reserve to adjust the long-lived assets of ACC to an estimate of their net realizable value. The impairment reserve was based upon the Company's estimate of amounts to be realized upon sale or possible liquidation of the assets. Management believed that for the foreseeable future positive cashflow from operations was unlikely.

14.  DISCONTINUED OPERATIONS
     -----------------------

On November 30, 1997, the Company's Board of Directors signed an agreement to sell certain assets of ACC's adhesive, private label and toll manufacturing business. Concurrent with this decision, management decided to discontinue this business. The Company anticipates that the business will be disposed of by November 30, 1998. This line of business has been accounted for as a discontinued operation in accordance with Accounting Principles Board No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

Accounts receivable, inventory and other current assets of the adhesives, private label, and toll manufacturing business have been segregated in the accompanying Consolidated Balance Sheet as Current Assets - Discontinued Operations. Net property, plant and equipment and other noncurrent assets of the adhesives, private label, and toll manufacturing segment have been segregated in the accompanying Consolidated Balance Sheet as Noncurrent Assets Discontinued Operations. Inventory and certain intangibles were sold pursuant to the agreement described in Note 15.

Summarized financial results of the discontinued operations were:


                                                      1997              1996
                                                   ----------        ----------
Net Sales                                          $5,762,053        $5,235,633
Loss from discontinued operations                   1,559,136           639,616
Loss on disposal of discontinued operations           153,000               -

Included in the 1997 Loss from Discontinued Operations is the settlement of the litigation (Note 12), the reserve for impairment of long-lived assets (Note 13), and additional amounts reserved aggregating approximately $425,000 related to environmental contingencies and other commitments. The Loss on Disposal of Discontinued Operations in the accompanying Consolidated Statement of Operations reflects an estimate of operating losses expected to occur related to the discontinued segment from the measurement date to the anticipated date of disposal. Management believes, at this time, that it is not more likely than not that the NOL carryforwards will be utilized in a future period. Accordingly, no tax benefit has been provided related to the losses from discontinued operations as a full valuation allowance has been provided.

15.  SUBSEQUENT EVENT (UNAUDITED)
     ----------------------------

On November 30, 1997, the Company, ACC and a third party signed a definitive agreement to sell certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year noncompete agreement. This transaction closed on January 14, 1998. The purchase price of approximately $1,350,000, which is subject to post closing adjustments, includes a $300,000 promissory note bearing 8% interest and due in three years and $350,000, for a three-year non-compete agreement with the buyer.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 20, 1998

                                         COHESANT TECHNOLOGIES INC.

                                         BY: /s/ Morton A. Cohen
                                             -------------------
                                         Morton A. Cohen
                                         Chairman of the Board of Directors

         PURSUANT to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Morton A. Cohen        Chairman of the Board            February 20, 1998
------------------------   of Directors
Morton A. Cohen


/s/ Dwight D. Goodman      President and Chief              February 20, 1998
------------------------   Executive Officer
Dwight D. Goodman          (Principal Executive
                           and Financial Officer),
                           and Director


/s/ Michael L. Boeckman    Director                         February 20, 1998
------------------------
Michael L. Boeckman


/s/ Morris H. Wheeler      Director                         February 20, 1998
------------------------
Morris H. Wheeler

/s/ Richard L. Immerman    Director                         February 20, 1998
------------------------
Richard L. Immerman

/s/ Robert W. Pawlak       Principal Accounting             February 20, 1998
------------------------   Officer
Robert W. Pawlak