Form 10QSB
period 1998-02-28
COHESANT TECHNOLOGIES INC
filed 1998-04-01
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended February 28, 1998
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from______________________to__________________________


Commission File Number: 1-13484
                        --------------------------------------------------------

                           COHESANT TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               34-1775913
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

5845 West 82nd Street, Suite 102, Indianapolis, Indiana  46278
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code 317-875-5592
                                               ---------------------------------
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of March 30, 1998, the Company has 2,688,343 shares of Common Stock, $.001 par value, outstanding.

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
         Cohesant Technologies Inc. Condensed
                  Balance Sheet as of February 28, 1998.............................. 1

         Cohesant Technologies Inc. Condensed
                  Statements of Operations for the Three Months Ended
                  February 28, 1998 and February 28, 1997............................ 2

         Cohesant Technologies Inc. Condensed
                  Statements of Cash Flows for the Three Months Ended
                  February 28, 1998 and February 28, 1997............................ 3

         Notes to Condensed Financial Statements..................................... 4

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................... 8



         Part II.
         Other Information...........................................................11


Signatures.......................................................................... 12

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      February 28,1998
                                                                      ----------------
ASSETS:
     Cash and cash equivalents                                          $    18,591
     Accounts receivable, net of allowance
          for doubtful accounts of $78,711                                1,957,518
     Inventory                                                            3,128,328
     Prepaid expenses                                                       169,680
     Deferred tax asset                                                     165,600
     Current assets - discontinued operations                               399,806
                                                                        -----------
               Total Current Assets                                       5,839,523

     Restricted, temporary investment                                       208,281
     Property, plant and equipment, net                                     627,215
     Investment and advances in unconsolidated affiliate                    111,238
     Patents and other intangibles, net                                     134,129
     Goodwill, net                                                          567,337
     Other noncurrent assets                                                 12,148
     Noncurrent assets - discontinued operations                            426,207
                                                                        -----------
               Total Assets                                             $ 7,926,078
                                                                        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                           $ 1,002,280
     Current maturities of  other noncurrent liabilities                     64,005
     Accounts payable                                                       945,211
     Accrued wages and benefits                                              58,863
     Accrued liabilities related to discontinued operations                 475,721
     Other current liabilities                                              394,800
                                                                        -----------
               Total current liabilities                                  2,940,880

     Commitments and contingencies (Note 7)

     Other noncurrent liabilities                                           265,423
                                                                        -----------
               Total liabilities                                          3,206,303

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued and
               outstanding)                                                   2,688
          Additional paid-in capital                                      6,450,360
          Retained deficit                                               (1,733,273)
                                                                        -----------
                    Total Shareholders' Equity                            4,719,775
                                                                        -----------

                    Total Liabilities and Shareholders' Equity          $ 7,926,078
                                                                        ===========


                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                               February 28, 1998     February 28, 1997
                                               -----------------     -----------------
NET SALES                                       $ 2,603,617           $ 2,138,898
COST OF SALES                                     1,455,341             1,266,538
                                                -----------           -----------
     Gross profit                                 1,148,276               872,360

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                            216,005               232,512
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                        767,839               645,797
                                                -----------           -----------

    Income (loss) from operations                   164,432                (5,949)

OTHER INCOME (EXPENSE):
     Interest expense                               (30,470)              (10,523)
     Interest income                                  2,490                 4,306
     Equity in income of
          unconsolidated affiliate                   12,277                16,468
     Other income, net                               20,977                 2,980
                                                -----------           -----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                            169,706                 7,282

PROVISION FOR INCOME TAXES (Note 5)                      --                    --
                                                -----------           -----------

INCOME FROM CONTINUING OPERATIONS                   169,706                 7,282

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                   --               (99,690)
                                                -----------           -----------

NET INCOME (LOSS)                               $   169,706           $   (92,408)
                                                ===========           ===========

NET INCOME (LOSS) PER SHARE
     CONTINUING OPERATIONS                      $      0.06           $        --
     DISCONTINUED OPERATIONS                             --                 (0.03)
                                                -----------           -----------

 BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE  (Note 3)                         $      0.06           $     (0.03)
                                                ===========           ===========

 AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                     2,688,343             2,688,343
                                                ===========           ===========



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Three Months Ended
                                                                February 28, 1998    February 28, 1997
                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $   169,706           $ (92,408)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) continuing operations -
     Loss from discontinued operations                                     --              99,690
     Depreciation and amortization                                     58,680              53,046
     Provision for doubtful accounts                                    6,000               4,633
     Equity in income of unconsolidated subsidiary                    (12,277)            (16,468)
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                 (430,391)           (267,557)
       Inventories                                                     46,864            (103,303)
       Prepaid expenses                                               (64,996)            (36,282)
       Accounts payable                                              (622,221)            105,893
       Other current liabilities                                     (150,981)              8,247
       Other noncurrent assets                                            336             (10,308)
       Other noncurrent liabilities                                   202,750              (7,758)
                                                                  -----------           ---------
       Net cash used in continuing operations                        (796,530)           (262,575)
       Net cash used in discontinued operations                            --            (594,103)
       Change in current assets of discontinued
            operations                                              1,288,430                  --
                                                                  -----------           ---------
       Net cash provided by (used in) operating
            activities                                                491,900            (856,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                   (39,713)             (8,214)
   Property and equipment additions of discontinued
     operations                                                            --             (65,976)
   Change in noncurrent assets of discontinued
        operations                                                     50,000                  --
   Advances to unconsolidated affiliate                                 6,541             (27,215)
                                                                  -----------           ---------
        Net cash provided by (used in) investing
            activities                                                 16,828             (10,405)
                                                                  -----------           ---------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:
   Borrowings (payments) under revolving
         line of credit                                              (550,000)            620,000
                                                                  -----------           ---------
        Net cash provided by (used in) financing
            activities                                               (550,000)            620,000
                                                                  -----------           ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                (41,272)           (338,083)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  59,863             446,299
                                                                  -----------           ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                   $    18,591           $ 108,216
                                                                  ===========           =========



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

Cohesant Technologies Inc. ("Company") designs, develops and manufactures plural component dispensing systems, specialized spray finishing and coating application equipment and specialty two component epoxy coating and grout products through two subsidiaries--Glas-Craft, Inc. ("GCI") and Raven Lining Systems, Inc. ("Raven").


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

These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's November 30, 1997 Annual Report to Shareholders on Form 10-KSB.

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct wholly owned subsidiaries. The Company's noncontrolling investment in an affiliate is accounted for under the equity method. All significant intercompany amounts have been eliminated.

NOTE 3 - EARNINGS PER SHARE

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share", was issued. The new standard simplifies the computation of earnings per share, and requires the presentation of two new amounts, basic and diluted earnings per share. The Company has adopted this standard as of December 1, 1997, and has restated its computation of earnings per share for each period presented. Financial instruments considered in the computation of diluted earnings per share included only the Company's outstanding stock options as the outstanding warrants are antidilutive. The adoption of this new Standard resulted in an immaterial difference in its computation of basic and diluted earnings per share.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.0% as of February 28, 1998). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility, which is renewable, expires on May 1, 1998.

The credit facility limits advances to GCI's affiliate companies to a maximum of $750,000. This agreement requires that GCI meets certain covenants including financial ratios. As of February 28, 1998, GCI is in compliance with these financial covenants. As of February 28, 1998, the outstanding balance under this agreement was $1,002,280 of which $0 has been advanced to affiliated companies.

The Company's previous credit facility expired on May 31, 1997, and had an outstanding balance at February 28, 1997, of $770,000.

NOTE 5- INCOME TAXES

The Company has not recorded a provision for income taxes for the quarter in light of the Company's net operating loss carryforwards for which a full valuation allowance had been established in prior years due to uncertainty as to the future use of these amounts. During the first quarter of 1998, the Company reduced the valuation allowance to reflect the expected use of approximately $62,800 of net operating loss carryforwards to reduce current income taxes.

NOTE 6- DISCONTINUED OPERATIONS

On November 30, 1997, the Company's Board of Directors signed an agreement to sell certain assets of American Chemical Company's ("ACC") adhesive, private label and toll manufacturing business. Concurrent with this decision, management decided to discontinue this business. The Company anticipates that the business will be disposed of by November 30, 1998. This line of business has been accounted for as a discontinued operation for all periods presented in accordance with Accounting Principles Board No. 30, Reporting the Results of Operations - Reporting the Effects of a Disposal of a

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.

On January 14, 1998 the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement. The consideration received of approximately $1,350,000, which is subject to post closing adjustments, includes a $300,000 promissory note bearing 8% interest and due in three years and $350,000, for a three-year non-compete agreement with the buyer. The $350,000 non-compete agreement is presented on the accompanying Condensed Consolidated Balance Sheet as an Other Current and Non-current Liability. The non-compete agreement is being amortized to income over the three-year contract period.

Accounts receivable, inventory and other current assets of the adhesives, private label, and toll manufacturing business have been segregated in the accompanying Consolidated Balance Sheet as Current Assets - Discontinued Operations. Net property, plant and equipment and other noncurrent assets of the adhesives, private label, and toll manufacturing segment have been segregated in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. During the first quarter of 1998, the Company's adhesives, private label and toll manufacturing business has incurred operating losses totaling $103,278 that have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet. Operating results for this business are consistent with the Company's prior estimate of these amounts.

NOTE 7- COMMITMENTS AND CONTINGENCIES

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

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In another environmental matter, with the sale of ACC's product lines and inventories, the Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Company does not expect the cost of the investigation and any remediation of the St. Louis property to have a material adverse effect on the Company's financial position or results of operations. An estimate of costs expected to be incurred for environmental matters, has been accrued.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      FIRST QUARTER ENDED FEBRUARY 28, 1998

RESULTS OF OPERATIONS

For the three months ended February 28, 1998, net sales increased $464,719, or 21.7%. Of this amount, $485,334 represented increased specialty grout and epoxy products. This increase was primarily attributable to sales from two new Certified Applicators and a manufacturing representative. Additionally, projects in Chicago, Illinois and Austin, Texas significantly contributed to the sales increase. Equipment and parts sales decreased slightly to $1,890,510, or $20,615 compared to the 1997 quarter. The decrease was attributable to a 22% decline in foreign sales offset by a 24% increase in domestic sales. The decrease in foreign sales was primarily due to a 53.4% drop in sales to the Asian/Pacific region.

The Company's gross margin increased to $1,148,276, or 44.1% of net sales in the current quarter from $872,360, or 40.8% of net sales in the 1997 period. The increases of $275,916 and 3.3% were primarily attributable to increased sales of specialty grout and epoxy products which generally have a higher margin than the equipment group.

Operating expenses are up $105,535, or 12% in the first quarter of 1998 over 1997 period. This increase was principally due to additional marketing expenses at both GCI and Raven. The increased marketing expenses are attributable to the increased sales volume, additional staffing and increased advertising, offset by an adjustment of $45,000 as a result of a final negotiated payment for previously accrued professional services.

During the first quarter of 1998, other income, net of other expenses, decreased from the same period in the prior year by approximately $8,000, due principally to increased interest expense offset by income derived from amortization of the agreement not to compete payment received in conjunction with the sale of ACC' s adhesive, private label and toll manufacturing business.

DISCONTINUED OPERATIONS

On November 30, 1997, the Company's Board of Directors signed an agreement to sell certain assets of ACC's adhesive, private label and toll manufacturing business. Concurrent with this decision, management decided to discontinue this business. The operating activity performed in the first quarter of 1998 includes sales through the closing and tolling activities for the buyer thereafter. Such tolling activity expired in the second

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

quarter. The discontinued operation recorded sales totaling approximately $602,717 and $1,325,254 in the first quarter of 1998 and 1997, respectively. Total operating losses from the discontinued operations were $103,278 and $99,690 in the first quarter of 1998 and 1997, respectively. The 1998 losses have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet.

On January 14, 1998, the Company completed the sale of certain of the assets of the discontinued business and signed a three-year agreement not to compete in this business. The purchase price estimated at $1,350,000 is subject to a final closing settlement. The purchase price was paid in cash except for a $300,000 promissory note bearing 8% interest and due in three years. The $350,000 non-compete agreement is being amortized to income over the three-year contract period. The Company anticipates selling or otherwise disposing of the remaining assets of this business by November 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

On May 13, 1997, the Company's subsidiary, GCI, entered into a revolving line of credit agreement with a bank. This $2,000,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate plus 50 basis points (9.0% as of February 28, 1998). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility, which is renewable, expires on May 1, 1998. The Company is in discussion with its Bank for a new credit facility and does not anticipate a problem securing a new facility, although no definitive agreements have been executed.

The credit facility limits advances to GCI's affiliate companies to a maximum of $750,000. As of February 28, 1998, the outstanding balance under this agreement was $1,002,280 of which $0 has been advanced to affiliated companies.

During the quarter ended February 28, 1998, the Company's working capital increased $398,492, from $2,500,151 at November 30, 1997 to $2,898,643 at
February 28, 1998. This increase was due primarily to a $430,391 increase in accounts receivable, $550,000 of repayments under the Company's line of credit, a $622,221 decrease in accounts payable and a offset by net cash provided by discontinued operations of $1,338,430.

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

ITEM 1. Legal Proceedings

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

In another environmental matter, with the sale of ACC's product lines and inventories, the Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Company does not expect the cost of the investigation and any remediation of the St. Louis property to have a material adverse effect on the Company's financial position or results of operations. An estimate of costs expected to be incurred for environmental matters, has been accrued.

ITEM 6. Exhibits and reports on Form 8-K

   (a)  Exhibits 27 - Financial Data Schedule

   (b)  Reports on Form 8-K - none

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:      March 30, 1998


                                    COHESANT TECHNOLOGIES INC.


                           BY:      /s/ MORTON A. COHEN
                                    --------------------------------------------
                                    Morton A. Cohen
                                    Chairman of the Board of Directors


                           BY:      /s/ DWIGHT D. GOODMAN
                                    --------------------------------------------
                                    Dwight D. Goodman
                                    President and Chief Executive Officer
                                    (Principal Executive and Financial Officer)