Form 10QSB
period 1998-05-31
COHESANT TECHNOLOGIES INC
filed 1998-07-08
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended   May 31, 1998
                                        ----------------------------------------

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from___________________ to __________________


         Commission File Number:  1-13484
                                  ----------------------------------------------


                           COHESANT TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        34-1775913
--------------------------------------------------------------------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     Incorporation or organization)                         Identification No.)

    5845 West 82nd Street, Suite 102, Indianapolis, Indiana    46278
------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code    317-875-5592
                                                        ------------------------

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

As of July 6, 1998, the Company has 2,688,343 shares of Common Stock, $.001 par value, outstanding.

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

                  Cohesant Technologies Inc. Condensed Consolidated
                           Balance Sheet as of May 31, 1998.............................. 1

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Operations for the Three Months Ended
                           May 31, 1998 and May 31, 1997................................. 2

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Operations for the Six Months Ended
                           May 31, 1998 and May 31, 1997................................. 3

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Cash Flows for the Six Months Ended
                           May 31, 1998 and May 31, 1997................................. 4

                  Notes to Condensed Financial Statements................................ 5

                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..................................... 9



                  Part II.
                  Other Information...................................................... 13


                  Signatures............................................................. 14









                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                                                      May 31,1998
                                                                                                ---------------------
ASSETS:
     Cash and cash equivalents                                                                            $   54,135
     Accounts receivable, net of allowance
          for doubtful accounts of $99,711                                                                 2,184,206
     Inventory                                                                                             2,983,195
     Prepaid expenses                                                                                        183,699
     Deferred tax asset                                                                                      165,600
     Current assets - discontinued operations                                                                216,234
                                                                                                ---------------------
               Total Current Assets                                                                        5,787,069

     Restricted, temporary investment                                                                        210,683
     Property, plant and equipment, net                                                                      619,233
     Investment and advances in unconsolidated affiliate                                                      88,679
     Patents and other intangibles, net                                                                      133,426
     Goodwill, net                                                                                           558,118
     Other noncurrent assets                                                                                   6,901
     Noncurrent assets - discontinued operations                                                             355,249
                                                                                                ---------------------
               Total Assets                                                                               $7,759,358
                                                                                                =====================


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                                                         $    1,002,280
     Current maturities of  other noncurrent liabilities                                                      65,654
     Accounts payable                                                                                        794,722
     Accrued wages and benefits                                                                               35,264
     Accrued liabilities related to discontinued operations                                                  339,227
     Other current liabilities                                                                               398,887
                                                                                                ---------------------
               Total Current Liabilities                                                                   2,636,034

     Commitments and contingencies (Note 7)

     Other noncurrent liabilities                                                                            226,018
                                                                                                ---------------------
               Total Liabilities                                                                           2,862,052

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued and
               outstanding)                                                                                    2,688
          Additional paid-in capital                                                                       6,450,360
          Retained deficit                                                                                (1,555,742)
                                                                                                ---------------------
                    Total Shareholders' Equity                                                             4,897,306
                                                                                                ---------------------

                    Total Liabilities and Shareholders' Equity                                           $ 7,759,358
                                                                                                =====================




                  See Notes to Condensed Financial Statements.



                                                   COHESANT TECHNOLOGIES INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                                           For the Three Months Ended
                                                                     May 31, 1998                May 31, 1997
                                                                -------------------          -------------------

NET SALES                                                              $ 3,181,190                  $ 2,441,739
COST OF SALES                                                            1,819,387                    1,385,148
                                                                -------------------          -------------------
     Gross profit                                                        1,361,803                    1,056,591

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                   194,178                      260,424
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                             1,004,593                      791,203
                                                                -------------------          -------------------

    Income from operations                                                 163,032                        4,964

OTHER INCOME (EXPENSE):
     Interest expense                                                      (26,914)                     (19,107)
     Interest income                                                         2,402                        2,354
     Equity in income of
          unconsolidated affiliate                                           8,092                       18,075
     Other income, net                                                      30,919                          612
                                                                -------------------          -------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                   177,531                        6,898

PROVISION FOR INCOME TAXES (Note 5)                                          -                              -
                                                                -------------------          -------------------

INCOME FROM CONTINUING OPERATIONS                                          177,531                        6,898

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                       -                          (43,495)
                                                                -------------------          -------------------

NET INCOME (LOSS)                                                       $  177,531                  $   (36,597)
                                                                ===================          ===================

NET INCOME (LOSS) PER SHARE
     CONTINUING OPERATIONS                                              $     0.07                  $       -
     DISCONTINUED OPERATIONS                                                 -                            (0.02)
                                                                -------------------          -------------------

 BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE  (Note 3)                                                 $     0.07                  $     (0.02)
                                                                ===================          ===================

 AVERAGE SHARES OF COMMON STOCK
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
                                                                ===================          ===================

                  See Notes to Condensed Financial Statements.


                                                   COHESANT TECHNOLOGIES INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                                                   For the Six Months Ended
                                                                       May 31, 1998                       May 31, 1997
                                                                  ---------------------             ---------------------

NET SALES                                                                  $ 5,784,807                       $ 4,580,637
COST OF SALES                                                                3,274,728                         2,651,686
                                                                  ---------------------             ---------------------
     Gross profit                                                            2,510,079                         1,928,951

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                       410,183                           492,936
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                 1,772,432                         1,437,000
                                                                  ---------------------             ---------------------

    Income (loss) from operations                                              327,464                              (985)

OTHER INCOME (EXPENSE):
     Interest expense                                                          (57,384)                          (29,630)
     Interest income                                                             4,892                             6,660
     Equity in income of
          unconsolidated affiliate                                              20,369                            34,543
     Other income, net                                                          51,896                             3,592
                                                                  ---------------------             ---------------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                                       347,237                            14,180

PROVISION FOR INCOME TAXES (Note 5)                                              -                                 -
                                                                  ---------------------             ---------------------

INCOME FROM CONTINUING OPERATIONS                                              347,237                            14,180

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                           -                              (143,185)
                                                                  ---------------------             ---------------------

NET INCOME (LOSS)                                                           $  347,237                       $  (129,005)
                                                                  =====================             =====================

NET INCOME (LOSS) PER SHARE
     CONTINUING OPERATIONS                                                  $     0.13                       $     -
     DISCONTINUED OPERATIONS                                                     -                                 (0.05)
                                                                  ---------------------             ---------------------

 BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE  (Note 3)                                                     $     0.13                       $     (0.05)
                                                                  =====================             =====================

 AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                                                2,688,343                         2,688,343
                                                                  =====================             =====================

                  See Notes to Condensed Financial Statements.


                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                For the Six Months Ended
                                                                                      May 31, 1998            May 31, 1997
                                                                                ---------------------      -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                    $  347,237                $ (129,005)
  Adjustments to reconcile net income (loss) to net
     cash used in continuing operations -
     Loss from discontinued operations                                                       -                      143,185
     Depreciation and amortization                                                        126,723                   110,300
     Provision for doubtful accounts                                                       27,000                    22,871
     Equity in income of unconsolidated subsidiary                                        (20,369)                  (34,543)
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                                     (678,079)                 (515,202)
       Inventories                                                                        186,702                  (312,296)
       Prepaid expenses                                                                   (79,015)                  (36,393)
       Accounts payable                                                                  (772,710)                  420,820
       Other current liabilities                                                         (305,338)                    9,860
       Other noncurrent assets                                                              1,840                   (12,477)
       Other noncurrent liabilities                                                       163,345                     4,362
                                                                                ------------------         -----------------
       Net cash used in continuing operations                                          (1,002,664)                 (328,518)
       Net cash used in discontinued operations                                              -                     (377,480)
       Change in current assets of discontinued
            operations                                                                  1,542,960                    -
                                                                                ------------------         -----------------
       Net cash provided by (used in) operating activities                                540,296                  (705,998)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                                       (83,216)                  (74,746)
   Property and equipment additions of discontinued
     operations                                                                              -                     (278,332)
   Change in noncurrent assets of discontinued
        operations                                                                         50,000                    -
   Payments from unconsolidated affiliate                                                  37,192                    20,458
                                                                                ------------------         -----------------
       Net cash provided by (used in) investing activities                                  3,976                  (332,620)
                                                                                ------------------         -----------------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:
   Borrowings  (payments) under revolving
         line of credit                                                                  (550,000)                  927,280
                                                                                ------------------         -----------------
       Net cash provided by (used in) financing activities                               (550,000)                  927,280
                                                                                ------------------         -----------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                                     (5,728)                 (111,338)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                      59,863                   446,299
                                                                                ------------------         -----------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                         $  54,135                $  334,961
                                                                                ==================         =================


                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BACKGROUND

Cohesant Technologies Inc. ("Company") designs, develops and manufactures plural component dispensing systems, specialized spray finishing and coating application equipment and specialty two component epoxy coating and grout products through two wholly owned subsidiaries--Glas-Craft, Inc. ("GCI") and Raven Lining Systems, Inc. ("Raven").


NOTE 2 - BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for certain small business issuers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the interim condensed consolidated financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods.

These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's November 30, 1997 Annual Report to Shareholders on Form 10-KSB.

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct wholly owned subsidiaries. The Company's noncontrolling investment in an affiliate is accounted for under the equity method. All significant intercompany amounts have been eliminated.

NOTE 3 - EARNINGS PER SHARE

In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share", was issued. The new standard simplifies the computation of earnings per share, and requires the presentation of two new amounts, basic and diluted earnings per share. The Company adopted this standard as of December 1, 1997, and has restated its computation of earnings per share for each period presented. Financial instruments considered in the computation of diluted earnings per share included only the Company's outstanding stock options as the outstanding warrants are antidilutive.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.5% as of May 31, 1998). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999.

This agreement requires that the Company meets certain covenants including financial ratios. As of May 31, 1998, the Company is in compliance with these financial covenants. As of May 31, 1998, the outstanding balance under this agreement was $1,002,280.

The Company's previous credit facility expired on May 1, 1998, and had an outstanding balance at May 31, 1997, of $770,000.

NOTE 5- INCOME TAXES

The Company has not recorded a provision for income taxes for the quarter in light of the Company's net operating loss carryforwards for which a full valuation allowance had been established in prior years due to uncertainty as to the future use of these amounts. At year end the Company will assess the realization of the deferred tax asset attributable to its loss carryforwards and adjust its evaluation allowance accordingly. Prior thereto, the tax benefit of these carryforward amounts will be recognized only to the extent income is generated. During the first six months of 1998, the Company reduced the valuation allowance to reflect the expected use of approximately $128,500 of net operating loss carryforwards to reduce current income taxes.

NOTE 6- DISCONTINUED OPERATIONS

On November 30, 1997, the Company's Board of Directors signed an agreement to sell certain assets of American Chemical Company's ("ACC") adhesive, private label and toll manufacturing business and decided to account for such business as a discontinued operation for all periods presented in accordance with Accounting Principles Board No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

Accounts receivable, inventory and other current assets of the adhesives, private label, and toll manufacturing business have been segregated in the accompanying Consolidated Balance Sheet as Current Assets - Discontinued Operations. Net property, plant and equipment and other noncurrent assets of the adhesives, private label, and toll manufacturing segment have been segregated in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. During the first six months of 1998, the Company's adhesives, private label and toll manufacturing business has incurred operating losses totaling $184,550 that have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet. Operating results for this business are consistent with the Company's prior estimate of these amounts.

On January 14, 1998 the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement. The consideration received of approximately $1,350,000, which is subject to post closing adjustments, includes a $300,000 promissory note bearing 8% interest and due in three years and $350,000, for a three-year non-compete agreement with the buyer. The cash consideration received in connection with the sale of inventory is reflected in the accompanying Condensed Consolidated Statement of Cash Flows as a Change in Current Assets of Discontinued Operations. The $350,000 non-compete agreement is presented on the accompanying Condensed Consolidated Balance Sheet as an Other Current and Non-current Liability. The non-compete agreement is being amortized to income over the three-year contract period. The Company anticipates selling or otherwise disposing of the remaining assets of this business by November 30, 1998.


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

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In another environmental matter, with the sale of ACC's product lines and inventories, the Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Company does not expect the cost of the investigation and any remediation of the St. Louis property to have a material adverse effect on the Company's financial position or results of operations. An estimate of costs expected to be incurred for environmental matters has been accrued.

                           COHESANT TECHNOLOGIES INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS SECOND QUARTER ENDED MAY 31, 1998

RESULTS OF OPERATIONS

For the three months ended May 31, 1998, net sales increased $739,451, or 30.3%. Of this amount, $389,322 represented increased specialty grout and epoxy products. This increase was primarily attributable to increasing acceptance and specification of AquataPoxy and Raven products, including sales for infrastructure projects in Houston and Austin, Texas and Birmingham, Alabama. Equipment and parts sales increased by $350,129 to $2,578,263, compared to the 1997 quarter. Foreign and domestic sales increased 18.4% and 13.2%, respectively, over the 1997 period. Sales to South America and Europe were primarily attributable for the increase in foreign sales, offset by a decrease in sales to the Asian market.

The Company's gross margin increased to $1,361,803, or 42.8% of net sales, in the current quarter from $1,056,591, or 43.3% of net sales, in the 1997 period. The increase of $305,212 was primarily attributable to increased sales volume. The slight decline in gross profit percentage was attributable to changes in product mix.

Operating expenses were up $147,144, or 14%, in the second quarter of 1998 over the 1997 period. This increase was principally due to additional marketing expenses at both GCI and Raven. The increased marketing expenses were attributable to the increased sales volume, additional staffing and increased advertising.

During the second quarter of 1998, other income, net of other expenses, increased from the prior period by approximately $12,500, due principally to income derived from amortization of the not to compete agreement arising from the sale of ACC' s adhesive, private label and toll manufacturing business ("the discontinued operation"), offset by increased interest expense and a decrease in income derived from the unconsolidated affiliate.

                          SIX MONTHS ENDED MAY 31, 1998
                  COMPARED TO THE SIX MONTHS ENDED MAY 31, 1997

RESULTS OF OPERATIONS

For the six months ended May 31, 1998, net sales increased $1,204,170, or 26.3%. Of this amount, $874,656 represented increased specialty grout and epoxy products. This increase was primarily attributable to increasing acceptance and specification of

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


AquataPoxy and Raven products, including sales for infrastructure projects in Chicago, Illinois, Houston and Austin, Texas and Birmingham, Alabama. Equipment and parts sales increased $329,514 compared to the 1997 period. The increase was attributable to an 18% increase in domestic sales offset by a slight 1% decrease in foreign sales. The decrease in foreign sales was primarily due to a 29.5% drop in sales to the Asian/Pacific region offset almost entirely by increased sales in Europe and South America.

The Company's 1998 year to date gross margin increased to $2,510,079, or 43.4% of net sales, from $1,928,951, or 42.1% of net sales, in the 1997 period. The increases of $581,128 and 1.3% were primarily attributable to increased sales volume of specialty grout and epoxy products which generally have a higher margin than the equipment group.

Operating expenses were up $252,679, or 13%, over the 1997 comparable period. This increase was principally due to additional marketing expenses at both GCI and Raven. The increased marketing expenses were attributable to the increased sales volume, additional staffing and increased advertising, offset by an adjustment of $45,000 as a result of a final negotiated payment for previously accrued professional services.

During the first six months of 1998, other income, net of other expenses, increased from the same period in the prior year by approximately $4,600, due principally to income derived from amortization of the not to compete agreement arising from the sale of the discontinued operation, offset by increased interest expense and a decrease in income derived from the unconsolidated affiliate.

DISCONTINUED OPERATIONS

On November 30, 1997, the Company's Board of Directors signed an agreement to sell certain assets and management decided to discontinue this business. The operating activity performed during the first six months of 1998 includes sales through the closing and tolling activities for the buyer thereafter. Such tolling activity expired in the second quarter. The discontinued operation recorded sales totaling $722,879 and $2,741,886 during the first six months of 1998 and 1997, respectively. Total operating losses from the discontinued operations were $184,550 and $143,185 during the first six months of 1998 and 1997, respectively. The 1998 losses have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.5% as of May 31, 1998). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999.

This agreement requires that the Company meets certain covenants including financial ratios. As of May 31, 1998, the Company is in compliance with these financial covenants. As of May 31, 1998, the outstanding balance under this agreement was $1,002,280.

The Company's previous credit facility expired on May 1, 1998, and had an outstanding balance at May 31, 1997, of $770,000.

For the six months ended May 31, 1998, the Company's working capital increased $650,884, from $2,500,151 at November 30, 1997 to $3,151,035 at May 31, 1998.
This increase was due primarily to a $651,079 increase in accounts receivable, $550,000 of repayments under the Company's line of credit, a $772,710 decrease in accounts payable, $333,997 decrease in accrued wages and benefits and accrued liabilities related to the discontinued operation, offset by a $198,717 decrease in inventory and a decrease in current assets held from the discontinued operation of $1,502,813.

                           COHESANT TECHNOLOGIES INC.

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

ITEM 6.   Exhibits and reports on Form 8-K

  (a)     Exhibits

  4.1 Credit and Security Agreement, Date May 15, 1998 by and between Cohesant Technologies, Inc. and NBD Bank, N.A.
  27      Financial Data Schedule

  (b)     Reports on Form 8-K - none

                                    SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            July 6, 1998


                                              COHESANT TECHNOLOGIES INC.



                                              BY:  /s/ Robert W. Pawlak
                                                   ---------------------------
                                                   Robert W. Pawlak
                                                   Chief Financial Officer