Form 10QSB
period 1998-08-31
COHESANT TECHNOLOGIES INC
filed 1998-10-09
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      August 31, 1998
                               -----------------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission File Number:  1-13484
                        -------------------------------------------------------

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
                                                               YES  X   NO
                                                                   ---    ---

         As of October 5, 1998, the Company has 2,688,343 shares of Common Stock, $.001 par value, outstanding.

          Transitional Small Business Disclosure Format (check one)
                                                               YES     NO  X
                                                                   ---    ---

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

         Part I.  Financial Information                                                              PAGE
         ------------------------------                                                              ----

                  Cohesant Technologies Inc. Condensed Consolidated
                           Balance Sheet as of August 31, 1998.......................................  1

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Operations for the Three Months Ended
                           August 31, 1998 and August 31, 1997.......................................  2

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Operations for the Nine Months Ended
                           August 31, 1998 and August 31, 1997.......................................  3

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Cash Flows for the Nine Months Ended
                           August 31, 1998 and August 31, 1997.......................................  4

                  Notes to Condensed Financial Statements............................................  5

                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.................................................  9



                  Part II.  Other Information
                  --------  -----------------

                    Item 1.  Legal Proceedings....................................................... 13

                    Item 4.  Submission of Matters to a Vote of Security Holders..................... 13

                    Item 5.  Other Information....................................................... 14

                    Item 6.  Exhibits and Reports on Form 8-K........................................ 14



                    Signatures....................................................................... 15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     August 31,1998
                                                                     --------------
ASSETS:
     Cash and cash equivalents                                        $   170,804
     Accounts receivable, net of allowance
          for doubtful accounts of $93,344                              2,121,218
     Inventory                                                          3,171,237
     Prepaid expenses                                                     182,066
     Deferred tax asset                                                   165,600
     Current assets - discontinued operations                              10,057
                                                                      -----------
               Total Current Assets                                     5,820,982

     Restricted, temporary investment                                     213,178
     Property, plant and equipment, net                                   629,235
     Investment and advances in unconsolidated affiliate                   97,975
     Patents and other intangibles, net                                   131,306
     Goodwill, net                                                        548,899
     Other noncurrent assets                                                6,220
     Noncurrent assets - discontinued operations                          339,673
                                                                      -----------
               Total Assets                                           $ 7,787,468
                                                                      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                         $   802,280
     Current maturities of  other noncurrent liabilities                   56,308
     Accounts payable                                                     913,221
     Accrued wages and benefits                                           110,699
     Accrued liabilities related to discontinued operations               154,324
     Other current liabilities                                            409,261
                                                                      -----------
               Total Current Liabilities                                2,446,093

     Other noncurrent liabilities                                         193,428
                                                                      -----------
               Total Liabilities                                        2,639,521

     Commitments and contingencies (Note 7)

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued and
               outstanding)                                                 2,688
          Additional paid-in capital                                    6,450,360
          Retained deficit                                             (1,305,101)
                                                                      -----------
                    Total Shareholders' Equity                          5,147,947
                                                                      -----------

                    Total Liabilities and Shareholders' Equity        $ 7,787,468
                                                                      ===========



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months Ended
                                             August 31,1998     August 31,1997
                                             --------------     --------------

NET SALES                                     $ 3,053,923         $ 2,839,903
COST OF SALES                                   1,683,152           1,543,424
                                              -----------         -----------
     Gross profit                               1,370,771           1,296,479

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                          219,823             218,032
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                      927,637             842,971
                                              -----------         -----------

    Income from operations                        223,311             235,476

OTHER INCOME (EXPENSE):
     Interest expense                             (19,989)            (23,993)
     Interest income                                2,495               2,549
     Equity in income of
          unconsolidated affiliate                 11,315                 129
     Other income, net                             33,509               1,819
                                              -----------         -----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                          250,641             215,980

PROVISION FOR INCOME TAXES (Note 5)                     -                   -
                                              -----------         -----------

INCOME FROM CONTINUING OPERATIONS                 250,641             215,980

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                  -          (1,511,156)
                                              -----------         -----------

NET INCOME (LOSS)                             $   250,641         $(1,295,176)
                                              ===========         ===========

NET INCOME (LOSS) PER SHARE
     CONTINUING OPERATIONS
                                              $      0.09         $      0.08
     DISCONTINUED OPERATIONS                            -               (0.56)
                                              -----------         -----------

 BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE  (Note 3)                       $      0.09         $     (0.48)
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
                                              ===========         ===========

                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Nine Months Ended
                                             August 31,1998     August 31,1997
                                             --------------     --------------

NET SALES                                     $ 8,838,730         $ 7,420,540
COST OF SALES                                   4,957,880           4,195,110
                                              -----------         -----------
     Gross profit                               3,880,850           3,225,430

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                          630,006             710,968
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    2,700,069           2,279,971
                                              -----------         -----------

    Income  from operations                       550,775             234,491

OTHER INCOME (EXPENSE):
     Interest expense                             (77,373)            (53,623)
     Interest income                                7,387               9,209
     Equity in income of
          unconsolidated affiliate                 31,684              34,672
     Other income, net                             85,405               5,411
                                              -----------         -----------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                          597,878             230,160

PROVISION FOR INCOME TAXES (Note 5)                     -                   -
                                              -----------         -----------

INCOME FROM CONTINUING OPERATIONS                 597,878             230,160

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                  -          (1,654,341)
                                              -----------         -----------

NET INCOME (LOSS)                             $   597,878         $(1,424,181)
                                              ===========         ===========

NET INCOME (LOSS) PER SHARE
     CONTINUING OPERATIONS                    $      0.22         $      0.09
     DISCONTINUED OPERATIONS                            -               (0.62)
                                              -----------         -----------

 BASIC AND DILUTED EARNINGS (LOSS) PER
 COMMON SHARE  (Note 3)                       $      0.22         $     (0.53)
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
                                              ===========         ===========

                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     For the Nine Months Ended
                                                                August 31, 1998      August 31, 1997
                                                                ---------------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $   597,878         $(1,424,181)
  Adjustments to reconcile net income (loss) to net
     cash used in continuing operations -
     Loss from discontinued operations                                      -           1,654,341
     Depreciation and amortization                                    188,284             160,736
     Provision for doubtful accounts                                   39,300              25,871
     Equity in income of unconsolidated subsidiary                    (31,684)            (34,672)
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                 (627,391)           (503,977)
       Inventories                                                     (8,663)           (593,013)
       Prepaid expenses                                               (77,382)            (15,369)
       Accounts payable                                              (654,211)            158,243
       Other current liabilities                                     (413,778)          1,331,676
       Other noncurrent assets                                             23             (27,134)
       Other noncurrent liabilities                                   130,755              (9,014)
                                                                  -----------         -----------
       Net cash used in continuing operations                        (856,869)            723,507
       Net cash used in discontinued operations                             -          (1,440,757)
       Change in current assets of discontinued operations          1,764,713                   -
                                                                  -----------         -----------
       Net cash provided by (used in) operating activities            907,844            (717,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                  (136,114)            (98,007)
   Property and equipment additions of discontinued
     operations                                                             -            (296,079)
   Change in noncurrent assets of discontinued
        operations                                                     50,000                   -
   Payments from unconsolidated affiliate                              39,211              35,244
                                                                  -----------         -----------
       Net cash provided by (used in) investing activities             46,903            (358,842)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings  (payments) under revolving
         line of credit                                              (750,000)            802,280
                                                                  -----------         -----------
       Net cash provided by (used in) financing activities           (750,000)            802,280
                                                                  -----------         -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                110,941            (273,812)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  59,863             446,299
                                                                  -----------         -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                   $   170,804         $   172,487
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

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

         On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.5% as of August 31, 1998). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999.

         This agreement requires that the Company meets certain covenants including financial ratios. As of August 31, 1998, the Company is in compliance with these financial covenants. As of August 31, 1998, the outstanding balance under this agreement was $802,280.


         NOTE 5- INCOME TAXES

         The Company has not recorded a provision for income taxes for the quarter in light of the Company's net operating loss carryforwards for which a full valuation allowance had been established in prior years due to uncertainty as to the future use of these amounts. At year end, the Company will assess the realization of the deferred tax asset attributable to its loss carryforwards and adjust its valuation allowance accordingly. Prior thereto, the tax benefit of these carryforward amounts will be recognized only to the extent income is generated. During the first nine months of 1998, the Company reduced the valuation allowance to reflect the expected use of approximately $221,000 of net operating loss carryforwards to reduce current income taxes.

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

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Accounts receivable, inventory and other current assets of the adhesives, private label, and toll manufacturing business have been segregated in the accompanying Consolidated Balance Sheet as Current Assets - Discontinued Operations. Net property, plant and equipment and other noncurrent assets of the adhesives, private label, and toll manufacturing segment have been segregated in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. The operating activity performed during the first nine months of 1998 includes sales through the closing and tolling activities for the buyer thereafter. Such tolling activity expired in the second quarter. The discontinued operation recorded sales totaling $722,879 and $4,215,762 during the first nine months of 1998 and 1997, respectively. Total operating losses from the discontinued operation were $321,303 and $1,654,341 during the first nine months of 1998 and 1997, respectively. The 1998 losses have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet. Operating results for this business are consistent with the Company's prior estimate of these amounts.

         On January 14, 1998 the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement. The consideration received of approximately $1,350,000 includes a $300,000 promissory note and $350,000, for a three-year non-compete agreement with the buyer. The cash consideration received in connection with the sale of inventory is reflected in the accompanying Condensed Consolidated Statement of Cash Flows as a Change in Current Assets of Discontinued Operations. The $350,000 non-compete agreement is presented on the accompanying Condensed Consolidated Balance Sheet as an Other Current and Non-current Liability. The non-compete agreement is being amortized to income over the three-year contract period. The Company anticipates selling or otherwise disposing of the remaining assets of this business by November 30, 1998. Subsequent to the Balance Sheet date the Company settled the promissory note for $250,000 cash, which was the carrying value of the note.


         NOTE 7- COMMITMENTS AND CONTINGENCIES

         King Adhesives Corporation, a predecessor company to ACC, has been named by the United States Environmental Protection Agency ("EPA") as a potentially responsible party ("PRP") for clean-up costs associated with hazardous substances transshipped from

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         the Enviro-Chem Site to the Great Lakes Asphalt Site. In January, 1995, the Company received notice from a PRP group negotiating with the EPA that liabilities regarding the received notice from a PRP group negotiating with the EPA that liabilities regarding the Great Lakes Asphalt Site had been settled with the EPA and that no further assessments are expected. In addition, the Company had previously received from such group notice of its potential liability with regard to hazardous substances shipped to the Third Site/Enviro-Chem Site. Management cannot currently predict the ultimate outcome of these matters; however, management believes the outcome will not materially affect the Company's financial position and its results of operations. In the past King Adhesives Corporation had settled its alleged liability with regard to hazardous substances shipped to the Wastex Research, Inc. facility and the original Enviro-Chem Site. Management believes that it is unlikely that any further liability will result with regard to these two sites; however, no assurance can be given that the EPA or any other party will not pursue any additional or ancillary claims in the future.

         In another environmental matter, with the sale of ACC's product lines and inventories, the Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Missouri Department of Natural Resources has also requested a groundwater contamination investigation plan be submitted for the site to fully define the extent of groundwater contamination. Based on current information, the Company does not expect the cost of the investigation and any remediation of the St. Louis property to have a material adverse effect on the Company's financial position or results of operations. An estimate of costs expected to be incurred for environmental matters, based on current information, has been accrued.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      SECOND QUARTER ENDED AUGUST 31, 1998

         RESULTS OF OPERATIONS
         ---------------------

         For the three months ended August 31, 1998, net sales increased $214,020, or 7.5%. Of this amount, $253,999 represented increased equipment and parts sales offset by a $39,979 decrease of specialty grout and epoxy products. The increase of equipment and parts sales were attributable to a 20.6% increase in domestic sales, and a slight increase in foreign sales over the 1997 period. Increased sales to Europe offset slight decreases in sales to South America and the Asian market.

         The Company's gross margin increased to $1,370,771, or 44.9% of net sales, in the current quarter from $1,296,479, or 45.7% of net sales, in the 1997 period. The slight decline in gross profit percentage was attributable to changes in product mix.

         Operating expenses were up $86,457, or 8%, in the third quarter of 1998 over the 1997 period. This increase was principally due to additional marketing expenses at both GCI and Raven. The increased marketing expenses were attributable to the increased sales volume, additional staffing and increased advertising.

         During the third quarter of 1998, other income, net of other expenses, increased from the prior period by approximately $46,800, due principally to income derived from amortization of the noncompetition agreement arising from the sale of ACC' s adhesive, private label and toll manufacturing business ("the discontinued operation"), an increase in income derived from the unconsolidated affiliate and decreased interest expense.

                        NINE MONTHS ENDED AUGUST 31, 1998
                COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 1997

         RESULTS OF OPERATIONS
         ---------------------

         For the nine months ended August 31, 1998, net sales increased $1,418,190, or 19.1%. Of this amount, $834,677 represented increased specialty grout and epoxy products. This increase was primarily attributable to increasing acceptance and specification of AquataPoxy and Raven products. Equipment and parts sales increased $583,513 compared to the 1997 period. The increase was attributable to a 19% increase in domestic sales offset by a slight 1% decrease in foreign sales. The decrease in foreign sales was primarily due to a 21% drop in sales to the Asian/Pacific region offset entirely by increased sales in Europe and South America.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         The Company's 1998 year to date gross margin increased to $3,880,850, or 43.9% of net sales, from $3,225,430, or 43.5% of net sales, in the 1997 period, reflective of the increased sales volume.

         Operating expenses were up $339,136, or 11%, over the 1997 comparable period. This increase was principally due to additional marketing expenses at both GCI and Raven. The increased marketing expenses were attributable to the increased sales volume, additional staffing and increased advertising, offset by an adjustment of $45,000 as a result of a final negotiated payment for previously accrued professional services.

         During the first nine months of 1998, other income, net of other expenses, increased from the same period in the prior year by approximately $51,400, due principally to income derived from amortization of the noncompetition agreement arising from the sale of the discontinued operation, offset by increased interest expense and a decrease in income derived from the unconsolidated affiliate.

         DISCONTINUED OPERATIONS
         -----------------------

         On November 30, 1997, the Company's Board of Directors signed an agreement to sell certain assets of ACC's adhesive, private label and toll manufacturing business (the "discontinued operation") and management decided to discontinue this business. The operating activity performed during the first nine months of 1998 includes sales through the closing and tolling activities for the buyer thereafter. Such tolling activity expired in the second quarter. The discontinued operation recorded sales totaling $722,879 and $4,215,762 during the first nine months of 1998 and 1997, respectively. Total operating losses from the discontinued operation were $321,303 and $1,654,341 during the first nine months of 1998 and 1997, respectively. The 1998 losses have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet.

         On January 14, 1998, the Company completed the sale of certain of the assets of the discontinued operation and signed a three-year agreement not to compete in this business. The purchase price was approximately $1,350,000, including $350,000 for the non- compete agreement. The purchase price was paid in cash except for a $300,000 promissory note bearing 8% interest and due in three years. The $350,000 non-compete

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

         agreement is being amortized to income over the three-year contract period. The Company anticipates selling or otherwise disposing of the remaining assets of this business by November 30, 1998. Subsequent to the Balance Sheet date the Company settled the promissory note for $250,000 cash, which was the carrying value of the note.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.5% as of August 31, 1998). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999.

         This agreement requires that the Company meets certain covenants including financial ratios. As of August 31, 1998, the Company is in compliance with these financial covenants. As of August 31, 1998, the outstanding balance under this agreement was $802,280.

         For the nine months ended August 31, 1998, the Company's working capital increased $874,738, from $2,500,151 at November 30, 1997 to $3,374,889 at August 31, 1998. This increase was due primarily to a $188,323 increase in cash and prepaid expenses. $588,091 increase in accounts receivable, $750,000 of repayments under the Company's line of credit, a $654,211 decrease in accounts payable, $406,447 decrease in accrued wages and benefits and accrued liabilities related to the discontinued operation, offset by a $1,708,990 decrease in current assets held from the discontinued operation.


         YEAR 2000
         ---------

         The "Year 2000 Issue" refers to the inability of computers and applications to correctly interpret and process Year 2000 dated transactions. The software problem results from a memory-saving practice of using two digits instead of four to denote years in a program. Computer systems that are not Year 2000 compliant may not be able to be relied upon to process data accurately for transactions dated after the year 1999.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



         The Company has developed a plan to address possible exposures related to the impact of the Year 2000 Issue. Possible exposures include the Company's ability to procure and manage inventory, ship product and bill and collect from customers. The Company has tested and confirmed the readiness of its mainframe computer system and has identified other software and systems with potential Year 2000 problems. The Company estimates that costs associated with making internal information systems Year 2000 compliant will not be material, and thus will not have a material impact on the Company's financial position.

         In addition, the Company has identified and is assessing the readiness of third parties, primary suppliers and customers. There is no guarantee that the systems of these third parties will be timely converted, however, the Company plans to devote the necessary resources to resolve any potentially significant Year 2000 issues facing it, whether from within its operations or as a result of its interaction with these third parties, in a timely manner.

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

                           COHESANT TECHNOLOGIES INC.

         PART II.   OTHER INFORMATION
         ----------------------------

         ITEM 1.  LEGAL PROCEEDINGS

                  With the sale of the product lines and inventories of the Company's American Chemical Corp. subsidiary ("ACC"), the Company is proceeding to investigate and remediate the environmental condition of the ACC property in St. Louis in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources ("DNR") in connection with the closure of underground storage tanks. The DNR has also requested a groundwater contamination investigation plan to be submitted for the site to fully define the extent of groundwater contamination. Based on current information, the Company does not expect the cost of the investigation and remediation to have a material adverse effect on the Company's financial position or results of operations. The Company has established a reserve, based on current information, of an estimate of the costs expected to be incurred for the environmental matters.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                a) The Company's annual meeting of stockholders was held on June 24, 1998.

                b) At the annual meeting, the Company's stockholders elected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 1999.

                c) At the annual meeting, the Company's stockholders ratified the appointment of Arthur Andersen, LLP as auditors of the Company for fiscal 1998. The holders of 2,270,118 shares of Common Stock voted to ratify the appointment, the holders of 13,700 shares voted against the ratification, and the holders of 1,450 shares abstained.

                           The following tabulation represents voting for the
                           Directors:

                                                                        For                         Withheld Authority
                                                             ---------------------------         --------------------------

                             Morten A. Cohen                         2,267,218                            18,050
                             Dwight D. Goodman                       2,267,218                            18,050
                             Michael L.  Boeckman                    2,267,218                            18,050
                             Richard L. Immerman                     2,267,218                            18,050
                             Morris H. Wheeler                       2,267,218                            18,050

                           COHESANT TECHNOLOGIES INC.

         PART II.   OTHER INFORMATION
         ----------------------------


         ITEM 5.  OTHER INFORMATION

                The Company's Glas-Craft subsidiary has recently signed an $1.8 million agreement with Burtin Urethane Corp. of Santa Ana, California. Under the agreement, Glas-Craft will sell Burtin at least 200 two-component spray finishing and coating applications systems. Delivery of the systems has commenced and are expected to continue thru 1999 year-end. Disclosure of the foregoing shall not imply that the agreement is a "material contract" within the definition of Item 601(b)(10), Regulation S-K.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             Exhibit 27 -  Financial Data Schedule

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:            October 9, 1998


                                                 COHESANT TECHNOLOGIES INC.



                                        BY:      /s/ Robert W. Pawlak
                                                 -------------------------------
                                                 Robert W. Pawlak
                                                 Chief Financial Officer