Form 10KSB40
period 1998-11-30
COHESANT TECHNOLOGIES INC
filed 1999-02-17
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] Annual Report under Section 13 or 15(d)of the Securities Exchange Act of 1934

For the fiscal year ended                November 30, 1998
                          ------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________  to _______________________

                  Commission file number             1-13484
                                         ----------------------

                           COHESANT TECHNOLOGIES INC.
              (Exact name of Small Business Issuer in Its charter)

Delaware                                                  34-1775913
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

         5845 West 82nd Street, Ste. 102, Indianapolis, Indiana 46278
         (Address of Principal Executive Offices)                 (Zip Code)
Issuer's Telephone Number, Including Area Code:  (317) 875-5592

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

         State issuer's revenues for its most recent fiscal year.  $11,735,872.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of February 3, 1999. $4,448,717.

         As of February 3, 1999, the Issuer had 2,372,333 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended November 30, 1998, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

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

         For the years ended November 30, 1998 and 1997, the Company had net sales of $11,736,000 and $9,831,000, respectively, of which $9,468,000 and
$8,633,000, respectively, were for equipment systems, replacement parts and supplies and $2,268,000 and $1,198,000, respectively, were for coating and grout products.

         The Company, which was organized in 1994, conducts business through its subsidiaries, Glas-Craft, Inc. ("GCI"), an Indiana corporation, and Raven Lining Systems ("Raven"), an Oklahoma corporation. As used herein, the term "Company" includes the operations of Cohesant, and its wholly-owned subsidiaries GCI and Raven, unless the context indicates otherwise.

(b)      Narrative Description of Business
         ---------------------------------

PRODUCTS

  Specialized Spray Equipment. The Company designs and manufactures a wide range of spray and application equipment systems and supplies to spray multi-component formulations such as fiberglass reinforced plastics and polyurethane foam. Net sales of spray equipment systems amounted to $4,472,000 and $4,084,000 for the fiscal years ended November 30, 1998 and 1997, respectively, representing 38.1% and 41.5%, respectively, of net sales.

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

         The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the application of fiberglass by the spray up method. GCI's spray equipment systems use air assist containment ("AAC") to reduce spray emissions and overspray and increase transfer efficiency and spray control. Improved containment limits emissions of environmentally and occupationally hazardous chemicals. Greater transfer efficiency results in less waste of product.

  Other multi-component spray equipment. The Company also designs and manufactures spray and applications equipment systems for dispensing polyurethane and other multi-component materials and foams. Polyurethane is used for insulation, packaging, flotation devices and many other uses. Foams are used for insulation and protective coatings and for the manufacture of formed plastic products such as automobile and aircraft components and marine products. The Company's technology has many applications in the plastics and coatings industries. Consequently, the Company continuously seeks and develops new and different uses for its equipment. The Company, when necessary, will modify existing equipment designs or will design new equipment to meet the requirements of new plastics and other products as well as changing regulation and manufacturing methods.

  Replacement and spare parts. A significant portion of the Company's equipment business is the sale of replacement and spare parts and supplies for its current and discontinued spray equipment systems. The Company maintains an inventory of approximately 5,900 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $4,996,000 and $4,549,000, representing 42.6% and 46.3% of net sales for the fiscal years ended November 30, 1998 and 1997, respectively.

Raven Lining Systems

         Raven produces products under the Raven and AquataPoxy brands. AquataPoxy and Raven product brands utilize proprietary formulations of and application methods for solvent-free coatings and grouts that contain no volatile organic compounds ("VOC's"). As with GCI, Raven benefits significantly from increasing government regulation of VOC's and the resulting trend towards low VOC products. Additionally, Raven fulfills specifying engineer's desires for manufactured certified professional applications.

  AquataPoxy Products. The AquataPoxy line of solvent-free epoxy coating and grout products is designed to extend the life of a structure by protecting it from corrosion. These products are formulated with higher performance characteristics compared with competitive products, including excellent resistance to moisture, corrosion and chemical attack. AquataPoxy products are used in the construction, repair, rehabilitation and maintenance of food processing and water storage structures, waste water treatment and collection systems of municipalities, industrial and recreational facilities. AquataPoxy products are unique with their high moisture tolerant characteristics that allow them to be applied to underwater and moisture filled concrete surfaces. AquataPoxy is ideally suited for the rapidly growing market in underground rehabilitation of infrastructure. AquataPoxy is therefore being specified for use by many leading consultants, design engineers and governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities by trained applicators. The Company is aggressively demonstrating and testing AquataPoxy to expand awareness of its unique attributes and the application and marketing benefits of its certified applicator program.

         AquataPoxy products contain no solvents or VOC's. Properly applied, AquataPoxy products are inert once cured and do not release harmful by-products into air, water or the environment. Conversely, competitive solvent-borne and isocyanate-based coatings have the potential to release carcinogens and other hazardous substances into the environment and generally are not desirable for applications that involve contact with food, drinking water, animals or people. The Company maintains certification under the National Sanitation Foundation Standard 61 and meets qualifications of the United States Department of Agriculture for agricultural applications, food processing and potable water facilities and marine environments.

  Raven Products. Raven extends the Company's presence in the protective coating and lining marketplace. Raven's unique high performance line of products and network of Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries. Raven's sprayable epoxies were formulated for ultra high-build (20-250 mils per coat) application on concrete, masonry and steel surfaces providing protection from atmospheric and chemical corrosion. The high physical strengths of some Raven formulations permit the epoxy to enhance the structural integrity of the structure. Raven products can be quickly applied under harsh environmental conditions providing quick return to service and substantial savings for industrial facilities by lessening downtime. The life span of infrastructure exposed to these conditions can increase dramatically with the use of high performance protective coatings and linings such as Raven.

         Raven coatings and grouts are also solventless, nontoxic, 100% solids epoxy products, emitting no VOC's. These products offer safe working environments while complying with the existing United States Environmental Protection Agency ("EPA") regulations.

         Net sales of AquataPoxy and Raven products amounted to $2,268,000 and $1,198,000, representing 19.3% and 12.2% of net sales for the fiscal years ended November 30, 1998 and 1997, respectively.

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

         Generally, the products of GCI are sold through over 100 independent domestic and foreign equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the foreign distributors sell only industrial equipment. For the fiscal years ended November 30, 1998 and 1997, GCI's ten largest distributors accounted for 46% and 41%, respectively, of equipment system and replacement and spare parts sales. Of the foregoing, four of the distributors in fiscal 1998 and five of the distributors in fiscal 1997 were foreign based. Generally, GCI has written distribution agreements that are cancelable upon 30 days notice with its foreign distributors. GCI provides training to the distributors and customers in the use of its equipment systems and products.

         Raven markets its products, application and spray technology through domestic and foreign independent distributors, manufacture representatives and Certified Applicators. Raven presently has twenty domestic Certified Applicators located in seventeen states.

  Brochures, Advertising and Trade Shows

         The Company supports its marketing with internally prepared brochures, sales catalogues, direct mailings and media insertions in various trade publications. In connection with coating and grout products, the Company also prepares media promotion kits and product demonstration kits for use by Certified Applicators and distributors. Company personnel, representatives and distributors attend trade shows in the United States and overseas. Typically, these shows are attended by potential customers and distributors. In addition, these shows afford the Company the opportunity to keep abreast of its competitors' products and developments in the industry. Company personnel also participate in various industry organizations and work with complimentary technologies to present educational and technical seminars. These seminars assist in industry growth and guides prospective customers to the Company's products and methods.

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

         Similarly, there are a number of alternative sources of the raw materials used in the manufacture of the coating and grout products of the Company. The Company maintains good working relationships with all major resin suppliers. The Company does not believe that it is dependent on any one vendor of raw materials for its coating and grout products and the Company does not believe the loss of any one supplier would have a material adverse impact on the Company.

COMPETITION

         The markets for all of the Company's products are highly competitive. The Company competes with numerous well-established companies, most of which possess substantially greater financial, marketing, personnel and other resources than those of the Company.

         There are a number of competitive equipment manufacturers, which include the Binks division of ITW, Inc. and the Venus-Gusmer division of PMC, Inc. Competitors of the Company's AquataPoxy and Raven products include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. The Company competes by continually broadening awareness of its unique products through engineering, research and development, by continuing to offer its entire product line on a price competitive basis, and through acquisition or product line extensions.

         The markets for the Company's products are characterized by changing technology and industry standards. Accordingly, the ability of the Company to compete is dependent upon the Company's ability to complete development and effectively market its state-of-the-art equipment and coating products.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company has a research and development program to continually improve all of its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. The Company has thirteen full-time employees devoted to engineering, research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessor companies. Research, development and engineering expenses for the fiscal year ended November 30, 1998 and 1997 were approximately $832,000 and $848,000 respectively, or 7.1% and 8.6%, respectively, of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

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

         The Company has in place programs to achieve and maintain substantial compliance with the currently existing environmental and worker exposure laws and regulations which materially affect the Company's continuing businesses. As of the date of this Report, based on its experience and consultations with environmental consultants, management believes that the Company is taking or has taken all necessary measures to comply with all applicable Federal, state and local environmental laws and regulations and worker exposure regulations.

         As a product exporter, the Company is subject to regulation by foreign governments. There can be no assurance that the Company will be in compliance with or achieve compliance with laws and regulations enacted by foreign government in the future.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

         The Company holds nine U.S. patents and three U.S. patent applications, of which five patents and one patent application are applicable to AAC(R) methods and apparatus of the Company. The Company's AAC(R) methods and apparatus use a flow of compressed air to contain and reduce over spray and vapor emissions and increase transfer efficiency and spray control.

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

EMPLOYEES

         As of January 22, 1999, the Company employs approximately 70 full time persons, 15 of whom are in sales, 9 are in engineering, 7 are in research and development and service, 4 are in quality control, 22 are in manufacturing and 13 are in accounting and administration. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma. GCI leases approximately 38,400 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January, 2004. Raven leases approximately 10,000 square feet of combined office and manufacturing space in Tulsa, Oklahoma through February, 2001. The Company believes its facilities are adequate to meet its current and prospective needs.

         The Company owns two adjacent buildings in St. Louis, Missouri which are being marketed for sale. The St. Louis buildings were utilized by the discontinued operations of American Chemical Company, a Company subsidiary.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is subject, nor to the knowledge of the Company are any legal proceedings threatened, other than for ordinary, routine proceedings incidental to its business, except as follows:

         The Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Missouri Department of Natural Resources has also requested that an additional soil and groundwater contamination investigation plan be submitted for the site to fully define the extent of groundwater contamination. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of November 30, 1998, the environmental reserve was approximately $220,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

         A former employee of ACC has filed a workers' compensation claim related to injuries incurred in connection with the August 1996 fire at the facility. In the claim, the employee is requesting payment of an additional 15% award of compensation, approximately, $150,000, claiming ACC violated a Missouri safety statute in connection with the occurrence of his injury. As of November 30, 1998, the Company has not recorded a provision for this matter as management intends to vigorously defend these allegations and believes the payment of the penalty is not probable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended November 30, 1998.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is included in this Report pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of the executive officers of the Company and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

         MORTON A. COHEN has been Chairman of the Board since the Company's inception in July 1994, and served as the Company's Chief Executive Officer from July 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation ("Clarion"), a private, small business investment company, for more than five years. He is also a director of Sentex Sensing Technologies, Inc., a manufacturer of instrumentation measuring devices; Zemex Corporation, an industrial minerals company; Gothic Energy Corporation, a developer and operator of oil and gas producing properties and DHB Capital Group, Inc., a holding company with a diversified portfolio. Mr. Cohen is the father-in-law of Morris H. Wheeler, a director.

         DWIGHT D. GOODMAN has been a Director of the Company since its inception and has been the Chief Executive Officer of the Company since January 1998 and President of the Company since July 1996. From May 1996 until June 1998, Mr. Goodman had been the Chief Financial Officer; from May 1996 until July 1996, Mr. Goodman had been the Company's Executive Vice President and Chief Financial Officer. Mr. Goodman had been the President and Chief Executive Officer of GCI from 1984 to 1996.

         RICHARD A. MORDARSKI has been an executive officer of the Company since June 1998 and has been President of GCI since May 1996. Prior thereto, Mr. Mordarski served for 15 years as Director of Marketing of GCI.

         J. STEWART NANCE has been an executive officer of the Company since June 1998 and has been President of Raven since December 1995. Mr. Nance was part owner and President of Raven Management Services Inc., from whom the Assets of Raven were acquired, from 1992 to 1995.

         ROBERT W. PAWLAK has been Vice President-Finance and Chief Financial Officer of the Company since June 1998, Secretary of the Company since June 1997 and Controller of the Company since October 1996. Mr. Pawlak held various accounting positions for GCI since March 1994.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Common Stock and Warrants of the Company are quoted on NASDAQ under the symbols "COHT" and "COHTW", respectively. The Company's Common Stock and Warrants are also listed on the Boston Stock Exchange.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock and Warrants for each quarter in the two year period ended November 30, 1998, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

COMMON STOCK                                                                                  Bid Price
------------                                                                                  ---------

                          Year Ended November 30, 1997                               High                       Low
                          ----------------------------                               ----                       ---
                                First Quarter                                       $1.5625                   $0.9375
                                Second Quarter                                       1.2812                    0.8125
                                Third Quarter                                        1.8125                    0.9375
                                Fourth Quarter                                       1.50                      1.0625

                          Year Ended November 30, 1998
                          ----------------------------
                                First Quarter                                       $1.75                     $1.0312
                                Second Quarter                                       2.344                     1.406
                                Third Quarter                                        2.344                     1.75
                                Fourth Quarter                                       1.922                     1.375
WARRANTS

                          Year Ended November 30, 1997
                          ----------------------------
                                First Quarter                                       $0.125                    $0.0625
                                Second Quarter                                       0.0937                    0.0312
                                Third Quarter                                        0.0937                    0.0312
                                Fourth Quarter                                       0.125                     0.0312

                          Year Ended November 30, 1998
                          ----------------------------
                                First Quarter                                       $0.156                    $0.0312
                                Second Quarter                                       0.281                     0.125
                                Third Quarter                                        0.25                      0.094
                                Fourth Quarter                                       0.188                     0.063

         In October 1998 the Company announced its plans to purchase up to 400,000 shares of its common stock, or approximately 15% of its outstanding shares. As of January 31, 1999 the Company has repurchased 375,400 shares. The Company sold 61,890 shares in December 1998 to the Company sponsored 401(k)plan.

         On January 29, 1999, the Company had approximately 490 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Fiscal Year Ended November 30, 1998 as compared to Fiscal Year Ended November 30, 1997

         Net sales for the fiscal year ended November 30, 1998, were $11,736,000 representing an increase of $1,905,000 or 19.4%, from fiscal 1997 net sales of $9,831,000. The increase consisted of a $1,070,000 or 89.3% increase in net sales of coating and grout products to $2,268,000 in fiscal 1998. This increase was primarily attributable to increasing acceptance and specification of AquataPoxy and Raven products. Equipment systems and parts sales increased to $9,468,000, an $835,000 or 9.7% increase from fiscal 1997 net sales. The increase in equipment systems and parts sales was attributable to a 22% gain in domestic sales offset by a 3% decrease in foreign sales. The decrease in foreign sales was primarily due to a 21% drop in sales to the Asian/Pacific region offset somewhat by increased sales in Europe and South America.

         For the fiscal years ended November 30, 1998 and 1997,respectively, gross margins as a percentage of net sales were 43.9% and 43.5%, respectively. The slight increase in gross margin in fiscal 1998 was due to increased sales volume of the higher margin coating and grout products, offset by a decrease in equipment margins attributable to competitive pricing primarily in the China and Spain markets. Also, a product mix consisting of increased sales of OEM systems with lower margins than standard system sales attributed to a decrease in equipment gross profit margins.

          Research, development and engineering expenses were approximately $832,000 and $848,000 in the years ended November 30, 1998 and 1997, respectively. This decrease was attributable to several personnel changes.

         Selling, general and administrative expenses for the fiscal years ended November 30, 1998 and 1997, were $3,695,000 and $3,167,000, respectively, representing an increase of approximately 16.7% or $528,000. Approximately $390,000 of the increase was due to additional marketing expenses at Raven that contributed directly to the increased sales volume. GCI's increased marketing costs of $264,000 were attributable to the addition and expenses associated with outside sales staff and increased advertising. Administrative expenses decreased approximately $126,000. This decrease was a result of lower expenses associated with professional services in addition to an adjustment of $45,000 as a result of a final negotiated payment from previously accrued professional services.

Other income, net of other expenses for the fiscal year ended November 30, 1998 increase approximately $87,000 from the fiscal 1997 period. This increase was due principally to income derived from amortization of a noncompetition agreement executed by the Company with the buyer of certain assets of American Chemicals Company's discontinued operation, offset by increased interest expense and a decrease in income derived from the unconsolidated affiliate.


DISCONTINUED OPERATIONS

         On November 30, 1997, the Company's Board of Directors signed an agreement to sell certain assets of ACC's adhesive, private label and toll manufacturing business (the "discontinued operation") and management decided to discontinue this business. The operating activity performed during fiscal 1998 includes sales through the closing and tolling activities for the buyer thereafter. Such tolling activity expired in the second quarter. The discontinued operation recorded sales totaling $722,879 and $5,762,053 for the fiscal years ended November 30, 1998 and 1997, respectively. Total operating losses from the discontinued operation were $454,059 and $1,712,136 for the fiscal years ended November 30, 1998 and 1997, respectively. The 1998 losses have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet.

On January 14, 1998, the Company completed the sale of certain of the assets of the discontinued operation and signed a three-year agreement not to compete in this business. The purchase price was approximately $1,350,000, including $350,000 for the non-compete agreement. The purchase price was paid in cash except for a $300,000 promissory note bearing 8% interest and due in three years. The note was prepaid in September 1998 for $250,000 cash, which approximated the carrying value of the note. The

$350,000 non-compete agreement is being amortized to income over the three-year contract period. The Company has disposed of the remaining personal property and is in the process of making the real property ready for sale or lease while it continues to investigate and remediate the environmental issues associated with the property.

LIQUIDITY AND CAPITAL RESOURCES

         On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending (7.75% as of November 30, 1998). The credit facility is fully secured by a lien on all assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999. This agreement requires that the Company meets certain covenants including financial ratios. As of November 30, 1998, the Company is in compliance with the financial covenants. As of November 30, 1998, the outstanding balance under this agreement was $868,472.


         In October 1998, the Company announced a 400,000 share repurchase program. Through January 31, 1999, the Company has repurchased 375,400 shares for approximately $665,000.

          As of January 31, 1999, the Company had approximately $1,650,000 in unused revolving credit borrowings.

         The Company has placed $200,000 in short-term U.S. government money market funds, to secure a continuing contractual payment obligation. The Company has classified such funds as restricted, temporary investments under non-current assets in its financial statements.

         As of November 30, 1998, the Company's working capital increased to $3,158,832 from $2,500,151 at November 30, 1997 and includes cash of $119,967.

         The Company believes that its existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

YEAR 2000

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

The Company has developed a plan to address possible exposures related to the impact of the Year 2000 Issue. Possible exposures include the Company's ability to procure and manage inventory, ship product and bill and collect from customers. The Company is in the process of testing and confirming the readiness of its mainframe computer system which has recently been upgraded. Also, the Company has identified other software and systems with potential Year 2000 problems. The Company estimates that costs associated with making internal information systems Year 2000 compliant will not be material, and thus will not have a material impact on the Company's financial position.

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

NEW ACCOUNTING STANDARD

         The Financial Accounting Standards Board (FASB) released a new accounting standard SFAS No. 131, Disclosure about Segments of an Enterprise, which is effective for fiscal periods beginning after December 15, 1997. Under the provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. The implementation of this pronouncement will not affect the Company's financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS

         This information appears in a separate section of this report following Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates herein by reference the information appearing under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 25, 1999. Information with respect to the Company's executive officers appear at the end of PART I of this Form 10-KSB.



ITEM 10. EXECUTIVE COMPENSATION

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 25, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 25, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The Company incorporates herein by reference the information appearing under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 25, 1999.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)      Exhibits

          #2.1    Asset Purchase Agreement by and among TACC International
                  Corporation, American Chemcial Company, and Cohesant
                  Technologies, Inc.
          *3.1    Certificate of Incorporation of the Company, as corrected.
         **3.2    By-Laws of the Company, as amended.
         **4.1    Form of Underwriter's Unit Purchase Option.
         **4.2    Form of Public Warrant Agreement.
         **4.3    Form of Registration Rights Agreement.
        ***4.4    Credit and Security Agreement, dated May 15, 1998, by and
                  between the Company and NBD Bank, N.A.
        **10.1    The Company's 1994 Employee Stock Option Plan.
          10.2    Lease Agreement between Glas-Craft, Inc. and ProLogis North
                  Carolina Limited Partnership.
      ****10.4    Financial Advisory Agreement between Clarion Management Ltd.
                  and the Company dated June 1, 1996.
          21.1    Subsidiaries of the Registrant.
          23      Consent of Accountants
          27      Financial Data Schedule

# Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1997.

* Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1995.

** Incorporated here in by reference to the Exhibit included to the Company's Registration Statement on Form SB-2 dated November 29, 1994 (No. 33-82732).

*** Incorporated herein by reference to Exhibit 4.1 included in the Company's Quarterly report on Form 10-QSB for the quarter ended May 31, 1998.

**** Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.



         (b)      Reports on Form 8-K. - none

                           COHESANT TECHNOLOGIES INC.

                         INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----

Report of Independent Public Accountants                               F-2
Consolidated Balance Sheets as of November 30, 1998 and
     1997                                                              F-3
Consolidated Statements of Operations for the Years Ended,
         November 30, 1998 and 1997                                    F-5
Consolidated Statements of Shareholders' Equity
         for the Years Ended November 30, 1998 and 1997                F-6
Consolidated Statements of Cash Flows for the Years Ended
         November 30, 1998 and 1997                                    F-7
Notes to Consolidated Financial Statements                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Cohesant Technologies Inc.:

We have audited the accompanying consolidated balance sheets of COHESANT TECHNOLOGIES INC. (a Delaware corporation) and subsidiaries as of November 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohesant Technologies Inc. and subsidiaries as of November 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                        ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
December 22, 1998.

                                            COHESANT TECHNOLOGIES INC.

                                            CONSOLIDATED BALANCE SHEETS

                                         AS OF NOVEMBER 30, 1998 AND 1997

                                                      ASSETS

                                                                                         1998                       1997
                                                                                   -----------------        -----------------
ASSETS:
  Cash and cash equivalents                                                               $  119,967                $  59,863
  Accounts receivable, net of allowance for doubtful accounts of $85,370 and
       $73,948 in 1998 and 1997, respectively                                              1,947,626                1,533,127
  Inventory                                                                                3,421,531                3,181,912
  Prepaid expenses                                                                           152,371                  104,684
  Deferred tax assets                                                                        165,600                  165,600
  Current assets - discontinued operations                                                         -                1,719,047
                                                                                          ----------               ----------
          Total current assets                                                             5,807,095                6,764,233

  Restricted, temporary investments                                                          215,617                  205,791
  Property, plant and equipment, net of accumulated depreciation of $588,113
         and $409,034 in 1998 and 1997, respectively                                         605,740                  627,855

  Investment and advances in unconsolidated affiliate                                         83,120                  105,502
  Patents and other intangibles, net of accumulated amortization of $
       78,571    and $ 81,243  in 1998 and 1997, respectively                                123,989                  135,082
  Goodwill, net of accumulated amortization of $110,628 and $73,752 in 1998
       and 1997, respectively                                                                658,644                  576,556
  Other noncurrent assets                                                                      6,039                   16,409
  Noncurrent assets - discontinued operations, held for sale                                  71,237                  445,396
                                                                                          ----------               ----------
          Total assets                                                                    $7,571,481               $8,876,824
                                                                                          ==========               ==========







         The accompanying notes are an integral part of these consolidated balance sheets.

                                            COHESANT TECHNOLOGIES INC.

                                            CONSOLIDATED BALANCE SHEETS

                                         AS OF NOVEMBER 30, 1998 AND 1997

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                         1998                      1997
                                                                                   -----------------        -----------------

LIABILITIES:
  Revolving line of credit                                                                $  868,472             $  1,552,280
  Current maturities of long-term liabilities                                                163,335                   63,639
  Accounts payable                                                                         1,057,753                1,567,432
  Accrued wages and benefits                                                                  28,596                  129,488
  Accrued liabilities related to discontinued operation                                       62,890                  579,000
  Other current liabilities                                                                  498,044                  372,243
                                                                                          ----------             ------------
          Total current liabilities                                                        2,679,090                4,264,082

  Other noncurrent liabilities                                                               151,735                   62,673
                                                                                          ----------             ------------
          Total liabilities                                                                2,830,825                4,326,755

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)


SHAREHOLDERS' EQUITY:
  Common stock ($.001 par value; 10,000,000 shares authorized and
          2,688,343 shares issued)                                                             2,688                    2,688
  Additional paid-in capital                                                               6,450,360                6,450,360
  Retained deficit                                                                        (1,206,638)              (1,902,979)
  Treasury stock at cost, (280,600 shares)                                                  (505,754)                       -
                                                                                          ----------             ------------
          Total shareholders' equity                                                       4,740,656                4,550,069
                                                                                          ----------             ------------
          Total liabilities and
            shareholders' equity                                                          $7,571,481             $  8,876,824
                                                                                          ==========             ============









                                     F - 3





         The accompanying notes are an integral part of these consolidated balance sheets.

                                            COHESANT TECHNOLOGIES INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                  FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997


                                                                                              1998                          1997
                                                                                        ---------------               --------------

NET SALES                                                                                   $ 11,735,872               $  9,830,598

COST OF SALES                                                                                  6,577,665                  5,559,342
                                                                                            ------------               ------------
          Gross profit                                                                         5,158,207                  4,271,256

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES                                                   831,968                    848,266

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                   3,695,061                  3,166,579
                                                                                            ------------               ------------
          Income from operations                                                                 631,178                    256,411

OTHER INCOME (EXPENSE):
  Interest expense                                                                               (95,407)                   (82,238)
  Interest income                                                                                  9,826                     11,672
  Equity in earnings of unconsolidated affiliate                                                  32,334                     41,452
  Other income, net                                                                              118,410                      6,862
                                                                                            ------------               ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                                                                     696,341                    234,159

INCOME TAX BENEFIT                                                                                  --                       20,100
                                                                                            ------------               ------------
INCOME FROM CONTINUING OPERATIONS                                                                696,341                    254,259

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                                                                 --                   (1,559,136)
  Loss on disposal of discontinued operations                                                       --                     (153,000)
                                                                                            ------------               ------------
                                                                                                    --                   (1,712,136)
                                                                                            ------------               ------------
NET INCOME (LOSS)                                                                           $    696,341               $ (1,457,877)
                                                                                            ============               ============

NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)
     CONTINUING OPERATIONS                                                                  $       0.26               $       0.10
     DISCONTINUED OPERATIONS                                                                        --                        (0.64)
                                                                                            ------------               ------------
  NET INCOME (LOSS) PER SHARE (BASIC AND DILUTED)                                           $       0.26               $      (0.54)
                                                                                            ============               ============
AVERAGE SHARES OF COMMON STOCK OUTSTANDING                                                     2,655,587                  2,688,343
                                                                                            ============               ============



              The accompanying notes are an integral part of these consolidated statements.



                                            COHESANT TECHNOLOGIES INC.

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997


                                                    Additional
                                                      Paid-in          Retained          Treasury
                                  Common Stock        Capital           Deficit           Stock             Total
                                  ------------     ------------      ------------      -----------      ------------

BALANCE, November 30, 1996        $     2,688      $ 6,450,360       $  (445,102)      $      --         $ 6,007,946


  Net loss                               --               --          (1,457,877)             --          (1,457,877)
                                  -----------      -----------       -----------       -----------       -----------
BALANCE, November 30, 1997              2,688        6,450,360        (1,902,979)             --           4,550,069

  Repurchase of  280,600 shares
      of common stock                    --           (505,754)         (505,754)

  Net income                             --               --             696,341              --             696,341
                                  -----------      -----------       -----------       -----------       -----------
BALANCE, November 30, 1998        $     2,688      $ 6,450,360       $(1,206,638)      $  (505,754)      $ 4,740,656
                                  ===========      ===========       ===========       ===========       ===========

















         The accompanying notes are an integral part of these consolidated statements.


                                             COHESANT TECHNOLOGIES INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  FOR THE YEARS ENDED NOVEMBER 30, 1998 AND 1997

                                                                                 1998                    1997
                                                                         -------------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) -                                                           696,341             (1,457,877)
  Adjustments to reconcile net income (loss)
    to net cash used in continuing operations-
      Loss from discontinued operations                                            --                1,559,136
      Loss on disposal of discontinued operations                                  --                  153,000
      Depreciation and amortization                                             266,962                228,102
      Deferred tax benefit                                                         --                  (20,100)
      Provision for doubtful accounts                                            51,161                 84,718
      Equity in income of unconsolidated affiliate                              (32,334)               (41,452)
      Net change in current assets and current liabilities-
          Accounts receivable                                                  (465,660)              (323,469)
          Tax refund receivable                                                    --                   93,700
          Inventories                                                          (266,918)            (1,001,383)
          Prepaid expenses                                                      (47,687)                 5,508
          Accounts payable                                                     (509,679)               (80,512)
          Other current liabilities                                            (489,049)               262,609
          Increase in other noncurrent assets                                    (2,792)                (8,404)
          Increase (decrease) in other noncurrent liabilities                    89,062                (12,541)
                                                                            -----------            -----------
          Net cash used in continuing operations                               (710,593)              (558,965)
          Net cash provided by (used in) discontinued operations              1,916,097               (925,931)
                                                                            -----------            -----------
          Net cash provided by (used in) operating activities                 1,205,504             (1,484,896)
                                                                            -----------            -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
  Purchase of patents                                                            (1,736)                (9,518)
  Property and equipment additions                                             (164,507)              (255,355)
  Property and equipment additions of discontinued operations                      --                 (303,499)
  Insurance proceeds related to discontinued operations                         177,109                200,000
  Payments from unconsolidated affiliate                                         54,716                 77,257
                                                                            -----------            -----------
          Net cash provided by  (used in) investing activities                   65,582               (291,115)
                                                                            -----------            -----------

CASH FLOWS PROVIDED BY  (USED IN) FINANCING
  ACTIVITIES:
  Borrowings (payments) under revolving line of credit                         (683,808)             1,402,280
  Principal payments under capital lease obligations                            (21,420)               (12,705)
  Repurchase of common stock                                                   (505,754)                  --
                                                                            -----------            -----------
          Net cash provided by (used in) financing activities                (1,210,982)             1,389,575
                                                                            -----------            -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                 60,104               (386,436)
CASH AND CASH EQUIVALENTS, at beginning of  period                               59,863                446,299
                                                                            -----------            -----------
CASH AND CASH EQUIVALENTS, at end of period                                 $   119,967            $    59,863
                                                                            ===========            ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                                $    95,407            $    90,795
                                                                            ===========            ===========
    Income taxes                                                                      0                      0
                                                                            ===========            ===========


         The accompanying notes to financial statements are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 1998 AND 1997


1.  NATURE OF BUSINESS
    ------------------

Cohesant Technologies Inc. and its subsidiaries (the "Company" or "Cohesant") are engaged in the design, development, manufacture and sale of specialized spray finishing and coating application equipment, replacement parts and supplies used in the operation of the equipment and specialty coating and grout products.

The Company's direct, wholly owned subsidiaries, Glas-Craft Inc. ("GCI") and Raven Lining Systems Inc. ("Raven") sell their products through a network of independent distributors and Certified Applicators in the United States and overseas. Industries served include: construction, transportation and marine.

The Company's executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

     a.  Basis of Presentation
         ---------------------

The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, GCI and Raven. The former adhesives, private label and toll manufacturing operations of American Chemical Company ("ACC") also have been included in the accompanying financial statements but are presented as discontinued operations (Note 13). Intercompany accounts and transactions have been eliminated. The Company's noncontrolling investment in an affiliate is accounted for under the equity method.

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

     c. Earnings Per Share
        ------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share in 1998. Basic earnings per share were computed based upon the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares used in the computation for 1998 and 1997 were 2,655,587 and 2,688,343, respectively. Diluted earnings per share was computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. After considering outstanding stock options, the diluted weighted average number of shares used in the computation for 1998 and 1997 was 2,697,095 and 2,688,343, respectively. In determining diluted earnings per share, the warrants, the underwriter's purchase option and related warrants (Note 4) were not included in the calculation of diluted earnings per share because they would have an antidilutive effect.

     d.  Statements of Cash Flows
         ------------------------

For purposes of the Statements of Cash Flows, all highly liquid investments purchased with an original maturity of 90 days or less are classified as cash and cash equivalents. Cash equivalents consist of securities of the U.S. Government and its agencies.

Certain noncash investing activities are described below:

During the fiscal years ended November 30, 1998 and 1997, the Company transferred $27,300 and $83,642 of inventory to property and equipment, respectively. During 1998, the Company recorded a payable to the former owners of Raven and increased goodwill by $118,964 under its contingent purchase price obligations.

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

At November 30, 1998 and 1997, the net carrying value of inventories consisted of the following:

                                                    1998                       1997
                                                ------------              -----------

Raw materials                                   $2,803,719                 $2,676,953
Work-in-process                                    222,547                     73,156
Finished goods                                     395,265                    431,803
                                                ----------                 ----------
                                                $3,421,531                 $3,181,912
                                                ==========                 ==========

     f.  Property, Plant and Equipment
         -----------------------------

Property and equipment are carried at cost. Depreciation of property and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

           Machinery and equipment                         3-10 years
           Furniture and fixtures                          5-10 years
           Leasehold improvements                           3-5 years
           Displays, demos and lab equipment                3-5 years

Property and equipment consist of the following:

                                                   1998                       1997
                                             -------------              --------------
Leasehold improvements                        $    91,653                $    79,031
Machinery and equipment                           884,278                    735,024
Displays, demos and lab equipment                 217,922                    222,834
                                              -----------                -----------
                                                1,193,853                  1,036,889
Less accumulated deprecation                     (588,113)                  (409,034)
                                              -----------                -----------
                                              $   605,740                $   627,855
                                              ===========                ===========

     g.  Intangible Assets
         -----------------

The initial purchase price in excess of the fair value of identifiable net assets acquired of Raven, goodwill, is being amortized on a straight-line basis over 17 years. Additional goodwill resulting from future contingent purchase price payments earned will be amortized on a straight-line basis over the remaining life of the original 17-year period. The earnout agreement provides for contingent payments, not to exceed $600,000, payable in cash or the Company's stock, based on the profitability of Raven over a four year period from the acquisition date.

Legal and related external costs of patents is being amortized using the straight-line method over their estimated useful lives (approximately 3 to 10 years). Other intangibles consist of the cost of certain product certifications. Amortization of deferred certification costs is provided by use of the straight-line method over the estimated future period of benefit (approximately 5 to 8 years).

    h.  Impairment of Long-Lived Assets
        -------------------------------

The Company accounts for the impairment of long-lived assets and for long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of the statement, the Company continually evaluates its long-lived assets in light of events and circumstances that may indicate that the remaining estimated useful life may warrant revision or that the remaining value may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related cash flows over the remaining life of the asset in measuring whether that asset is recoverable. To the extent an impairment has occurred, the excess of the carrying value of the long-lived assets over their estimated recoverable value will be charged to operations.

     i.  Research and Development
         ------------------------

The costs associated with research and development programs for new products and significant improvements, which totaled approximately $831,968 and $848,266 in 1998 and 1997, respectively, are expensed as incurred.

     j.  Estimates and Reclassifications
         -------------------------------

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

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

     k.  Stock Options
         -------------

In accordance with SFAS No. 123, the Company uses the intrinsic value method to account for stock options, consistent with the existing rules established by Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees." No compensation expense has been recognized for stock options granted to employees.

     l.  Fair Values of Financial Instruments
         ------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts of cash and cash equivalents, temporary investments, accounts receivable, accounts payable and noncurrent liabilities (excluding capital lease obligations) approximate fair value because of the short maturity of these instruments.

     m.  New Accounting Standard
         -----------------------

The Financial Accounting Standards Board (FASB) released a new accounting standard SFAS No. 131, Disclosure about Segments of an Enterprise, which is effective for fiscal periods beginning after December 15, 1997. Under the provisions of this statement, the Company will be required to modify or expand the financial statement disclosures for operating segments, products and services, and geographic areas. The implementation of this pronouncement will not affect the Company's financial position or results of operations.

3.  STOCK OPTION PLAN
    -----------------

The Company has adopted a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options may not be exercised more than ten years after the date of grant (five years if the grant is an incentive stock option to any employee who owns more than 10% of the Company's outstanding common stock). The Company has reserved 250,000 shares of common stock for issuance upon exercise of stock options. At November 30, 1998, there were 68,250 exercisable options and 38,500 options available for grant. There were 113,000 options granted during February 1998 with an exercise price of $1.56. No options were granted during 1997.

The Company accounts for this plan under APB Opinion No. 25, under which no compensation expense is recognized for options issued at or above the market price on the date of the grant. Accordingly, no compensation expense has been recorded. Had compensation expense been determined under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", income from continuing operations would have been reduced to $663,909 and $240,317 in 1998 and 1997, respectively. Net income (loss) would have been $663,909 and $(1,471,819) in 1998 and 1997, respectively.

The fair value of options granted during 1998 was $.99 per share. The fair value of the options granted was estimated on the date of the grant using the Black-Sholes option pricing model with the following assumptions for 1998: risk-free interest rate of 5.5%, expected volatility of 72.1%, no expected dividend yield and an expected life of 5 years for all options granted.

Stock option activity under the plan was as follows:

                                                                     NUMBER OF             WEIGHTED-AVERAGE
OPTIONS                                                               SHARES                EXERCISE PRICE
-------                                                              --------              ----------------
November 30, 1996                                                    192,500                    $   2.57
                  Canceled                                            (6,000)                   $   1.25
                  Canceled                                            (1,000)                   $   5.00
                                                                    --------

November 30, 1997                                                    185,500                    $   2.32
                  Granted                                            113,000                    $   1.56
                  Canceled                                           (61,000)                   $   5.00
                  Canceled                                           (26,000)                   $   1.25
                                                                    --------
November 30, 1998                                                    211,500                    $   1.52

Shares Exercisable                                                    68,250                    $   1.49

4.  WARRANTS
    --------

The Company was organized in Delaware in July 1994, and commenced operations on November 30, 1994. On December 7, 1994, the Company completed its initial public stock offering ("Offering") of 1,100,000 units ("Units") at $5.00 per Unit. In January 1995, the underwriter acquired an additional 150,000 Units at $5.00 per Unit under terms of the Offering's over-allotment option. Each Unit consists of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). The Warrants and common stock comprising the Units are immediately detachable and separately transferable. Each Warrant entitles the holder to purchase one share of common stock for $5.75 during the four-year period commencing one year after the Offering. Since the warrant exercise price exceeded the market value of the common stock when the units were issued, no value was assigned to the warrants. The Company may call the Warrants for redemption under certain conditions. The Company also sold to the underwriter for $100 a purchase option to purchase up to 110,000 Units. The purchase option is exercisable at $7.75 per Unit (155% of the initial public offering price of the Units) for a period of four years commencing one year from the Offering.

5.  INVESTMENT AND ADVANCES IN UNCONSOLIDATED AFFILIATE
    ---------------------------------------------------

GCI owns one-third of the common stock of RTM Systems, Inc. (RTM). The Company is accounting for this investment under the equity method. An additional reserve is provided when necessary to adjust the Company's investment and advances in RTM to expected net realizable value.

Certain RTM employees perform services for the benefit of GCI, and GCI pays certain other general and administrative expenses of RTM. RTM charged GCI fees, net of RTM costs paid by GCI, totaling $28,297 and $10,100 in fiscal 1998 and 1997, respectively. GCI also sells dispensing systems to RTM. Sales to RTM totaled $16,558 and $25,068 in fiscal 1998 and 1997, respectively. Included in these sales are profits to GCI of $1,121 and $3,287 in fiscal 1998 and 1997, respectively.

6.   LIABILITIES
     -----------

     a.  Revolving Line of Credit
         ------------------------

On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (7.75% as of November 30, 1998). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999.

This agreement requires that the Company meet certain covenants including financial ratios. As of November 30, 1998, the Company was in compliance with the financial covenants. As of November 30, 1998, the outstanding balance under this agreement was $868,472.

The Company's previous credit facility expired on May 1, 1998, and had an outstanding balance at November 30, 1997, of $1,552,280.

     b.  Capital Leases
         --------------

The Company leases certain machinery and equipment under agreements which are classified as capital leases. Future minimum payments, by year, under these noncancellable capital leases consist of the following at November 30, 1998:

                        Minimum lease payments:

                                                 Year                          1998                    1997
                                                 ----                          ----                    ----
                                                 1998                        $     -                  $28,355
                                                 1999                         29,735                   29,735
                                                 2000                         26,535                   26,535
                                                                         ---------------------------------------
                                Minimum lease payments                        56,270                   84,625

                                Less - Amount
                                   representing interest                      5,344                   12,391
                                                                         -----------------       ------------------

                                Present value of future
                                    minimum lease payments                   $50,926                  $72,234
                                                                         =================       ==================


     c.  Other Noncurrent Liabilities
         ----------------------------

At November 30, 1998 and 1997, other noncurrent liabilities, including capital lease obligations, consisted of the following:

                                                                             1998                    1997
                                                                        ---------------         -------------
Present value of lease payments                                             $50,926                 $72,234

Obligation arising from the acquisition
  of deferred formula costs and customer
  lists, payable in minimum monthly installments
  of $2,250, including interest
  imputed at 10% through March 1999
  This obligation was settled in November 1998                                 --                   $32,992

Noninterest bearing deferred compensation
  obligation, payable to the wife of
  the founder of a predecessor of ACC
  in annual installments of approximately
  $25,000, including interest imputed at
  12% for her lifetime, estimated to be
  through 1999; collateralized by a restricted
  temporary investment (Note 10)                                          21,086                     21,086

Deferred income being amortized over
  contractual period not to compete                                      243,058                       --
                                                                        --------                   --------
                                                                         315,070                    126,312
Less- Current portion                                                    163,335                     63,639
                                                                        --------                   --------
Long-term portion                                                       $151,735                   $ 62,673
                                                                        ========                   ========

7.  RETIREMENT PLANS
    ----------------

During 1998, the Company converted ACC's defined benefit pension plan to a 401(k) (or defined contribution plan). In connection with this conversion, substantially all of the plans assets totaling approximately $130,000 were contributed to the new plan in satisfaction of the initial contribution requirement. No additional contributions by the Company are required under the new plan.

The Company has defined contribution profit sharing plans for all nonunion employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 1998 and 1997 were $77,169 and $70,399, respectively.

8. INCOME TAXES
   ------------

The provision for income taxes consists of the following components :


                                                       1998                1997
                                                    ----------         -----------
CURRENT
  Federal                                            $      0           $      0
  State                                                     0                  0
                                                     --------           --------
          Total current                                     0                  0

DEFERRED
          Total deferred                                    0            (20,100)
                                                     --------           --------
INCOME TAX (BENEFIT)                                 $      0           $(20,100)
                                                     ========           ========

No income tax liability was payable in 1998 and 1997 due to the utilization of net operating loss carryforwards and reversal of temporary differences which represent a reduction of taxable income for which valuation allowances had been previously provided.

Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, 1998 and 1997, are as follows:

                                                                         1998                         1997
                                                                   -------------                 ------------

Financial reporting reserves not
  yet deductible                                                    $   180,500                   $   430,600
Depreciation and amortization                                            35,000                       (89,800)
Net operating loss carryforwards
  attributable to:
    ACC                                                                 611,300                       658,600
    Cohesant                                                            151,200                       177,500
General business credits                                                145,600                       145,600
AMT credit carryforward                                                   3,500                         3,500
                                                                    -----------                   -----------
                                                                      1,127,100                     1,326,000
Less- Valuation allowance                                              (961,500)                   (1,160,400)
                                                                    -----------                   -----------
NET DEFERRED TAX ASSET                                              $   165,600                   $   165,600
                                                                    ===========                   ===========

At November 30, 1998, for Federal income tax purposes, the Company including Cohesant , Raven and ACC, has net operating loss carryforwards (NOL's) totaling approximately $2,060,800 which expire through 2012. Included in ACC's NOL's are $911,000 of separate return limitation year (SRYL) NOL's whose annual utilization is limited to approximately

$4,000. The Company also has general business credits totaling approximately $145,600 which expire through fiscal 2009.

A valuation allowance reduces deferred tax assets when it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been provided for the Company's NOL's, general business credits and a certain portion of other deferred tax assets. Realization of deferred tax assets associated with the NOL's and general business credit carryforwards is dependent upon generating sufficient taxable income and other factors prior to their expiration. Management believes that there is risk that these NOL's and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets for which a valuation allowance has not been provided, management believes it is more likely than not that they will be realized through the future taxable earnings or alternative tax strategies.


9.  RELATED PARTY TRANSACTIONS
    --------------------------

From December 1994 to May 31, 1996, the Company was party to a cost sharing arrangement ("arrangement"), with Clarion Capital Corporation ("CCC"), the Company's majority shareholder, that provided for reimbursement by the Company of certain occupancy, leased equipment, and other administrative costs incurred by CCC as a result of shared facilities. In April 1996, upon the formation of Clarion Management Ltd. ("CML"), an affiliate of CCC, the arrangement was assigned to CML. Commencing June 1, 1996, the arrangement was replaced by a management agreement ("agreement") which recognized the increased role played by CML and its managing member in the affairs of the Company following the resignation of the Company's prior president in May 1996. The agreement provides that CML will provide management assistance and general administrative support for the Company and shall be paid $10,500 per fiscal quarter. This agreement was amended in October 1998, increasing the quarterly payment to $13,000 effective December 1, 1998. Pursuant to the agreement, CML was paid $42,000 and $40,900, net of expenses for shared personnel during the fiscal years ended November 30, 1998 and 1997, respectively.


10.  COMMITMENTS
     -----------

The Company leases its office, a portion of its manufacturing and warehouse facilities, computer equipment and Company cars under noncancellable operating leases expiring at various dates through November 2004. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:

                               Fiscal
                                Year                                  Amount
                                ----                                  ------

                                 1999                                 277,943
                                 2000                                 261,210
                                 2001                                 201,254
                                 2002                                 171,132

                                 2003                                 165,880
                              Thereafter                               13,824

Rent expense totaled $321,183 and $429,000 for the years ended November 30, 1998 and 1997, respectively.

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


11.  CONTINGENCIES
     -------------

On March 5, 1997, a jury verdict was rendered in a lawsuit ACC filed in 1991 against a customer seeking collection for amounts owed on open account. The customer filed a counterclaim against ACC alleging damages arising out of a 1988 distributors agreement. The jury awarded ACC $123,000 for amounts owed on the trade receivable, but also awarded the customer $400,000 in compensatory damages and $1,500,000 in punitive damages on its counterclaim. On June 25, 1997, the trial judge denied the Company's post trial motions for a judgment notwithstanding the verdict or, in the alternate, a new trial. To avoid the expense and disruption of continued protracted litigation, the Company commenced negotiations to settle the matter during the third quarter of 1997. In November 1997, a settlement was reached and the Company paid a settlement amount of $600,000 to the plaintiff.

The Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Missouri Department of Natural Resources has also requested that an additional soil and groundwater contamination investigation plan be submitted for the site to fully define the extent of groundwater contamination. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of November 30, 1998, the environmental reserve was approximately $220,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

A former employee of ACC has filed a workers' compensation claim related to injuries incurred in connection with the August 1996 fire at the St. Louis facility. In the claim, the employee is requesting payment of an additional 15% award of compensation, approximately, $150,000, claiming ACC violated a Missouri safety statute in connection with the occurrence of his injury. As of November 30, 1998, the Company has not recorded a provision for this matter as management intends to vigorously defend these allegations and believes the payment of the penalty is not probable.

The Company is a party to other legal and environmental matters which have arisen in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.


12.  IMPAIRMENT
     ----------

As a result of the customer litigation described in Note 11 and continued operating losses generated, during fiscal 1997, the Company considered several alternatives for ACC's adhesives, private label and toll manufacturing business including continuation of the current business, a bankruptcy filing for the business, a sale of these operations, or a liquidation sale of the operations. In connection with these considerations, the Company received an offer from a third party to purchase selected assets of the adhesives, private label and toll manufacturing business. Although no formal decision was made during the third quarter of fiscal 1997, the Company concluded that it was unlikely that the financial benefit, if any, which would inure to the benefit of the shareholders justified the effort and related costs necessary to turnaround ACC's operations. All of these factors were indications to management of the possibility that the assets of ACC were impaired. Management's estimate of future cashflows resulted in an amount which was less than the carrying value of ACC assets. Accordingly, during the third quarter of the 1997 fiscal year, the Company recorded a $324,000 impairment reserve to adjust the long-lived assets of ACC to an estimate of their net realizable value. The impairment reserve was based upon the Company's estimate of amounts to be realized upon sale or possible liquidation of the assets. Management believed that for the foreseeable future positive cashflow from ACC's operations was unlikely.

13.  DISCONTINUED OPERATIONS
     -----------------------

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

On January 14, 1998 the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement. The consideration received of approximately $1,350,000 includes a $300,000 promissory note bearing 8% interest and due in three years and $350,000, for a three-year non-compete agreement with the buyer. The cash consideration received in connection with the sale of inventory is reflected in the accompanying Condensed Consolidated Statement of Cash Flows as Net Cash Provided by (Used in) Discontinued Operations. The Company negotiated an early payment of the promissory not during 1998. Cash received of $250,000 approximated the carrying value of the note. The non-compete agreement is being amortized to income over the three-year contract period. The unamortized portion of the non-compete agreement of $116,667 and $126,391 are presented on the accompanying Condensed Consolidated Balance Sheet as an Other Current and Non-current Liability, respectively.

Included in the 1997 Loss from Discontinued Operations is the settlement of the litigation (Note 11), the reserve for impairment of long-lived assets (Note
12), and additional amounts reserved aggregating approximately $425,000 related to environmental contingencies and other commitments. The 1997 Loss on Disposal of Discontinued Operations in the accompanying Consolidated Statement of Operations reflects an estimate of operating losses expected to occur related to the discontinued segment from the measurement date to the anticipated date of disposal.

As of November 30, 1998, the remaining assets of the discontinued segment are reflected as assets held for sale at net realizable value less costs to sell, in the accompanying Consolidated Balance Sheet as Noncurrent Assets Discontinued Operations. The operating activity of the discontinued segment ceased during the second quarter of 1998. Net sales of the discontinued segment were $722,879 and $5,762,053 for period in 1998 and fiscal 1997, respectively. The 1998 losses of $454,059 have been reflected as a reduction to the Accrued Liabilities Related to Discontinued Operations in the accompanying Condensed Consolidated Balance Sheet. Operating results for this business are consistent with the Company's prior estimate of these amounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 12, 1999

                   COHESANT TECHNOLOGIES INC.

                   BY:  /s/ Morton A. Cohen
                       ---------------------
                       Morton A. Cohen
                       Chairman of the Board of Directors

         PURSUANT to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Morton A. Cohen          Chairman of the Board of Directors                    February 12, 1999
-------------------
Morton A. Cohen

/S/ Dwight D. Goodman        President and Chief Executive Officer                 February 12, 1999
---------------------        (Principal Executive Officer) and Director
Dwight D. Goodman

/s/ Michael L. Boeckman      Director                                              February 12, 1999
-----------------------
Michael L. Boeckman

/s/ Morris H. Wheeler        Director                                              February 12, 1999
---------------------
Morris H. Wheeler

/s/ Richard L. Immerman      Director                                              February 12, 1999
-----------------------
Richard L. Immerman

/s/ Robert W. Pawlak         Chief Financial Officer                               February 12, 1999
--------------------         (Principal Financial and
Robert W. Pawlak             Accounting Officer)