Form 10QSB
period 1999-02-28
COHESANT TECHNOLOGIES INC
filed 1999-04-12
CIK 928420

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended February 28, 1999
                               -------------------------------------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                         to
                               -----------------------    ----------------------

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

As of March 30, 1999, the Company has 2,370,133 shares of Common Stock, $.001 par value, outstanding.

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

            Cohesant Technologies Inc. Condensed
                     Balance Sheet as of February 28, 1999....................................1

            Cohesant Technologies Inc. Condensed

                     Statements of Operations for the Three Months Ended
                     February 28, 1999 and February 28, 1998..................................2

            Cohesant Technologies Inc. Condensed
                     Statements of Cash Flows for the Three Months Ended
                     February 28, 1999 and February 28, 1998..................................3

            Notes to Condensed Financial Statements...........................................4

            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations................................................8



            Part II.
              Other Information..............................................................11

            Signatures.......................................................................13


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             February 28, 1999
                                                                        -------------------------
ASSETS:
     Cash and cash equivalents                                                    $       64,284
     Accounts receivable, net of allowance
          for doubtful accounts of $85,875                                             2,498,642
     Inventory                                                                         3,507,596
     Prepaid expenses                                                                    141,237
     Deferred tax asset                                                                  165,600
                                                                        -------------------------
               Total Current Assets                                                    6,377,359

     Restricted, temporary investment                                                    217,831
     Property, plant and equipment, net                                                  632,883
     Investment and advances in unconsolidated affiliate                                  88,451
     Patents and other intangibles, net                                                  118,318
     Goodwill, net                                                                       645,921
     Other noncurrent assets                                                               6,658
     Noncurrent assets - discontinued operations                                         127,386
                                                                        -------------------------
               Total Assets                                                       $    8,214,807
                                                                        =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:

     Revolving line of credit                                                     $    1,498,472
     Current maturities of other noncurrent liabilities                                  163,335
     Accounts payable                                                                  1,095,122
     Accrued wages and benefits                                                           86,656
     Other current liabilities                                                           438,378
                                                                        -------------------------
               Total Current Liabilities                                               3,281,963


     Other noncurrent liabilities                                                        116,285
                                                                        -------------------------
               Total Liabilities                                                       3,398,248

Commitments and contingencies (Note 7)

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued)                                        2,688
          Additional paid-in capital                                                   6,450,360
          Retained deficit                                                           (1,065,308)
          Treasury stock at cost, (318,210 shares)                                     (571,181)
                                                                        -------------------------
                    Total Shareholders' Equity                                         4,816,559
                                                                        -------------------------

                    Total Liabilities and Shareholders' Equity                    $    8,214,807
                                                                        =========================



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                        For the Three Months Ended

                                           February 28, 1999                  February 28, 1998
                                        -----------------------           ----------------------
NET SALES                                          $ 3,095,407                       $ 2,603,617
COST OF SALES                                        1,760,530                         1,455,341
                                        -----------------------           ----------------------
     Gross profit                                    1,334,877                         1,148,276

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                               234,003                           216,005
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                           903,375                           767,839
                                        -----------------------           ----------------------
TOTAL OPERATING EXPENSES                             1,137,378                           983,844

    Income from operations                             197,499                           164,432

OTHER INCOME (EXPENSE):
     Interest expense                                  (24,393)                          (30,470)
     Interest income                                     2,214                             2,490
     Equity in income of
          unconsolidated affiliate                      11,605                            12,277
     Other income, net                                  37,408                            20,977
                                        -----------------------           ----------------------

INCOME BEFORE INCOME TAXES                             224,333                           169,706

PROVISION FOR INCOME TAXES (Note 5)                    (83,003)                              -
                                        -----------------------           ----------------------

NET INCOME                                             141,330                           169,706
                                        =======================           ======================

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                            $      0.06                       $      0.06
                                        =======================           ======================

 AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING                                        2,393,320                         2,688,343
                                        =======================           ======================




                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           For the Three Months Ended

                                                                              February 28, 1999               February 28, 1998
                                                                     ---------------------------         -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $      141,330               $         169,706
  Adjustments to reconcile net income to net cash
     used in continuing operations -
     Depreciation and amortization                                                       65,626                          58,680
     Provision for doubtful accounts                                                        505                           6,000
     Equity in income of unconsolidated subsidiary                                      (11,605)                        (12,277)
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                                   (551,521)                       (430,391)
       Inventories                                                                      (97,306)                         46,864
       Prepaid expenses                                                                  11,134                         (64,996)
       Accounts payable                                                                  37,369                        (622,221)
       Other current liabilities                                                        (64,496)                       (150,981)
       Other noncurrent assets                                                              402                             336
       Other noncurrent liabilities                                                     (35,450)                         202,750
                                                                     ---------------------------         -----------------------
       Net cash used in continuing operations                                          (504,012)                       (796,530)
       Change in current assets of discontinued
            operations                                                                        -                       1,288,430
                                                                     ---------------------------         -----------------------
       Net cash provided by (used in) operating                                        (504,012)                        491,900
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                                     (66,369)                        (39,713)
   Change in noncurrent assets of discontinued
        operations                                                                      (56,149)                         50,000
   Advances to unconsolidated affiliate                                                   6,274                           6,541
                                                                     ---------------------------         -----------------------
        Net cash provided by (used in) investing activities                            (116,244)                         16,828
                                                                     ---------------------------         -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings  (payments) under revolving
         line of credit                                                                 630,000                        (550,000)
   Proceeds from sale of treasury stock                                                 101,351                               -
   Purchase of treasury stock                                                          (166,778)                              -
                                                                     ---------------------------         -----------------------
        Net cash provided by (used in) financing activities                             564,573                        (550,000)
                                                                     ---------------------------         -----------------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                                  (55,683)                        (41,272)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                                   119,967                          59,863
                                                                     ---------------------------         -----------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                  $       64,284               $          18,591
                                                                     ==========================         =======================



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

These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's November 30, 1998 Annual Report to Shareholders on Form 10-KSB.

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct wholly owned subsidiaries. The Company's noncontrolling investment in an affiliate is accounted for under the equity method. All significant intercompany amounts have been eliminated.

NOTE 3 - EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This standard requires the presentation of two amounts, basic and diluted earnings per share. Financial instruments considered in the computation of diluted earnings per share included only the Company's outstanding stock options as the outstanding warrants are antidilutive for each period presented.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (7.75% as of February 28, 1999). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999. The Company has received a commitment from the bank to extend the facility for another year.

This agreement requires that the Company meet certain covenants including financial ratios. As of February 28, 1999, the Company was in compliance with the financial covenants. As of February 28, 1999, the outstanding balance under this agreement was $1,498,472.

NOTE 5 - INCOME TAXES

The Company has provided for income taxes at its estimated effective tax rate of 37% in the 1999 QUARTER. The Company did not record a provision for income taxes for the 1998 quarter due to the utilization of the Company's net operating loss carryforwards for which a full valuation allowance had been established in prior years due to the risk that certain of these net operating loss carryforwards may expire unused.

NOTE 6 - DISCONTINUED OPERATIONS

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

On January 14, 1998, the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement for an aggregate contract amount of $1,350,000. The $350,000 payment received in exchange for the non-compete agreement is being amortized to income over the three-year contract period. The unamortized portion of the

                           COHESANT TECHNOLOGIES INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

non-compete agreement of $116,667 and $97,225 are included in the accompanying Condensed Consolidated Balance Sheet as an Other Current and Noncurrent Liability, respectively.

As of February 28, 1999, the remaining assets of the discontinued segment are reflected as assets held for sale at net realizable value less costs to sell, which includes an estimate for environmental remediation costs, in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. Disposal of these assets has been delayed pending the outcome of certain environmental remediation efforts at the site (Note 7). Management will evaluate the net realizable value of these assets as additional information regarding the environmental remediation alternatives and the ultimate disposition of the assets becomes available. The operating activity of the discontinued segment ceased during the second quarter of 1998. Net sales of the discontinued segment were $0 and $602,717 in the first quarter of 1999 and 1998, respectively. Total operating losses from the discontinued segment were $119,545 and $103,278 in the first quarter of 1999 and 1998, respectively. Operating results for this business are consistent with the Company's prior estimate of these amounts.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Missouri Department of Natural Resources has also requested that an additional soil and groundwater contamination investigation plan be submitted for the site to fully define the extent of groundwater contamination. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of February 28, 1999, the environmental reserve was approximately $193,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

A former employee of ACC has filed a workers' compensation claim related to injuries incurred in connection with the August 1996 fire at the St. Louis facility. In the claim, the employee is requesting payment of an additional 15% award of compensation, approximately, $150,000, claiming ACC violated a Missouri safety statute in connection with the occurrence of his injury. This matter has been settled by the insurance company without any additional payments by the Company.

The Company is a party to other legal and environmental matters which have arisen in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - COMMON STOCK

In October 1998, the Company announced a 400,000 share repurchase program. Through February 28, 1999, the Company has repurchased 380,100 shares for approximately $673,000. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for approximately $102,000.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      FIRST QUARTER ENDED FEBRUARY 28, 1999

RESULTS OF OPERATIONS
---------------------

For the three months ended February 28, 1999, net sales increased $491,790, or 18.9%. Of this amount, $778,347 represented increased net sales of equipment and parts. This increase was primarily attributable to sales of polyurethane equipment. Additionally, sales to OEM accounts contributed to this increase. Domestic and foreign equipment and parts net sales increased 51% and 28%, respectively, over the 1998 period. The increase in foreign sales was led by an increase in sales to Europe and the Asian/Pacific region, which was somewhat offset by a sharp decrease in sales to South America. Specialty grout and epoxy products net sales decreased $286,557, or 40.2%. This decrease was a result of completion of certain large projects in 1998 and delays by contractors on current projects for which Raven products have been specified.

The Company's gross margin increased to $1,334,877, or 43.1% of net sales, in the current quarter from $1,148,276, or 44.1% of net sales, in the 1998 period. The decline in gross profit percentage was attributable to changes in product mix consisting of a decrease in sales of the generally higher margin specialty grout and epoxy products and increased sales of the generally lower margin OEM equipment.

Operating expenses are up $153,534, or 15.6% in the first quarter of 1999 over 1998 period. This increase was principally due to additional marketing and administrative expenses at GCI. The increased marketing expenses are attributable to the increased sales volume. The increased administrative expenses is reflective of a $45,000 favorable adjustment in 1998 for previously accrued professional services and no such adjustment in the 1999 period.

During the first quarter of 1999, other income, net of other expenses, increased from the same period in the prior year by $21,560, due principally to income derived from amortization of the noncompete agreement arising from the sale of ACC's adhesive, private label and toll manufacturing business ("the discontinued operation"), income from finance charges attributable to outstanding trade receivables and decreased interest expense.

DISCONTINUED OPERATIONS
-----------------------

In January 1998, the Company and its American Chemical Company subsidiary ("ACC") completed the sale of certain assets (inventory and certain intangibles) of ACC's adhesive, private label and toll manufacturing business (the "discontinued operation") for

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

$1,350,000. The purchase price includes $350,000 allocated to a three-year non-compete agreement, which is being allocated to income over a three-year term. The unamortized portion of the non-compete agreement of $116,667 and $97,225 are included in the accompanying Condensed Consolidated Balance Sheet as an Other Current and Noncurrent Liability, respectively. The Company elected to account for ACC's business as a discontinued operation, in accordance with APB No. 30, as of November 30, 1997 when the definitive sale agreement was executed.

As of February 28, 1999, the remaining assets of the discontinued segment are reflected as assets held for sale at net realizable value less costs to sell, which includes an estimate for environmental remediation costs, in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. Disposal of these assets has been delayed pending the outcome of certain environmental remediation efforts at the site (Note 7). Management will evaluate the net realizable value of these assets as additional information regarding the environmental remediation alternatives and the ultimate disposition of the assets becomes available. The operating activity of the discontinued segment ceased during the second quarter of 1998. Net sales of the discontinued segment were $0 and $602,717 in the first quarter of 1999 and 1998, respectively. Total operating losses from the discontinued segment were $119,545 and $103,278 in the first quarter of 1999 and 1998, respectively. Operating results for this business are consistent with the Company's prior estimate of these amounts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On May 15, 1998, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (7.75% as of February 28, 1999). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 1999. However, the Company has received a commitment letter from the bank to extend the facility for another year and documentation therefor is being prepared. As of February 28, 1999, the outstanding balance under this agreement was $1,498,472 an increase of $630,000 over November 30, 1998. This increase was due to higher trade receivable balances and the purchase of treasury shares.

In October 1998, the Company announced a 400,000 share repurchase program. Through February 28, 1999, the Company has repurchased 380,100 shares for approximately

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


In October 1998, the Company announced a 400,000 share repurchase program. Through February 28, 1999, the Company has repurchased 380,100 shares for approximately $673,000. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for approximately $102,000.

During the quarter ended February 28, 1999, the Company's working capital remained substantially unchanged.

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

The Company has developed a plan to address possible exposures related to the impact of the Year 2000 Issue. Possible exposures include the Company's ability to procure and manage inventory, ship product and bill and collect from customers. The Company is in the process of testing and confirming the readiness of its mainframe computer system which has recently been upgraded. Also, the Company has identified other software and systems with potential Year 2000 problems. These costs incurred to date and estimated future costs will not in the aggregate be material. The Company anticipates completing its review and testing of its Year 2000 compliance program by the end of the third quarter.

In addition, the Company has identified and is assessing the readiness of third parties, primary suppliers and customers. There is no guarantee that the systems of these third parties will be timely converted, however, the Company plans to devote the necessary resources to resolve any potentially significant Year 2000 issues facing it, whether from within its operations or as a result of its interaction with these third parties, in a timely manner. The Company has begun the process of developing contingency plans that will address critical activities as determined by management in the event that its Year 2000 compliant program is not completed in a timely manner or events prove it to be deficient.

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

The Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation required by the Missouri Department of Natural Resources in connection with the closure of underground storage tanks. The Missouri Department of Natural Resources has also requested that an additional soil and groundwater contamination investigation plan be submitted for the site to fully define the extent of groundwater contamination. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of February 28, 1999, the environmental reserve was approximately $193,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

                           COHESANT TECHNOLOGIES INC.


ITEM 6.   Exhibits and reports on Form 8-K

  (a) Exhibits 27 - Financial Data Schedule

  (b) Reports on Form 8-K - none

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    April 9, 1999

                                            COHESANT TECHNOLOGIES INC.

                                   BY:      /s/ ROBERT W. PAWLAK
                                            ------------------------------------
                                            Robert W. Pawlak
                                            Chief Financial Officer