Form 10QSB
period 1999-05-31
COHESANT TECHNOLOGIES INC
filed 1999-07-08
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended      May 31, 1999
                                        ---------------------------------------

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from___________________ to___________________


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

As of July 6, 1999, the Company has 2,370,133 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)
                                                        YES     NO X
                                                           ---    ---

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

Part I.  Financial Information                                             PAGE
         Cohesant Technologies Inc. Condensed
                  Balance Sheet as of May 31, 1999........................... 1

         Cohesant Technologies Inc. Condensed
                  Statements of Operations for the Three Months Ended
                  May 31, 1999 and May 31, 1998.............................. 2

         Cohesant Technologies Inc. Condensed
                  Statements of Operations for the Six Months Ended
                  May 31, 1999 and May 31, 1998.............................. 3

         Cohesant Technologies Inc. Condensed
                  Statements of Cash Flows for the Six Months Ended
                  May 31, 1999 and May 31, 1998.............................. 4

         Notes to Condensed Financial Statements............................. 5

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................. 9



Part II.
         Other Information................................................... 13


         Signatures.......................................................... 15



                                                    PART I. FINANCIAL INFORMATION

                                                     COHESANT TECHNOLOGIES INC.

                                                CONDENSED CONSOLIDATED BALANCE SHEET
                                                             (UNAUDITED)
                                                                                                  May 31, 1999
                                                                                            -------------------------
ASSETS:
     Cash and cash equivalents                                                                      $    43,271
     Accounts receivable, net of allowance
          for doubtful accounts of $158,033                                                           2,920,670
     Inventory                                                                                        3,380,719
     Prepaid expenses                                                                                   122,820
     Deferred tax asset                                                                                 165,600
                                                                                                    -----------
               Total Current Assets                                                                   6,633,080

     Restricted, temporary investment                                                                   204,559
     Property, plant and equipment, net                                                                 669,783
     Investment and advances in unconsolidated affiliate                                                 94,082
     Patents and other intangibles, net                                                                 119,593
     Goodwill, net                                                                                      633,198
     Other noncurrent assets                                                                              5,566
     Noncurrent assets - discontinued operations                                                        155,861
                                                                                                    -----------
               Total Assets                                                                         $ 8,515,722
                                                                                                    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                                                       $ 1,748,472
     Current maturities of other noncurrent liabilities                                                 162,953
     Accounts payable                                                                                 1,034,978
     Accrued wages and benefits                                                                          54,288
     Other current liabilities                                                                          478,440
                                                                                                    -----------
               Total Current Liabilities                                                              3,479,131

     Other noncurrent liabilities                                                                        82,018
                                                                                                    -----------
               Total Liabilities                                                                      3,561,149

Commitments and contingencies (Note 7)

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued)                                                       2,688
          Additional paid-in capital                                                                  6,450,360
          Retained deficit                                                                             (869,781)
          Treasury stock at cost, (351,610 shares)                                                     (628,694)
                                                                                                    -----------
                    Total Shareholders' Equity                                                        4,954,573
                                                                                                    -----------

                    Total Liabilities and Shareholders' Equity                                      $ 8,515,722
                                                                                                    ===========





                  See Notes to Condensed Financial Statements.


                                                     COHESANT TECHNOLOGIES INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                             For the Three Months Ended
                                                                     May 31,1999                  May 31,1998
                                                                -----------------------       -------------------

NET SALES                                                            $ 3,876,331                  $ 3,181,190
COST OF SALES                                                          2,153,047                    1,819,387
                                                                     -----------                  -----------
     Gross profit                                                      1,723,284                    1,361,803

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                 241,243                      194,178
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                           1,182,091                    1,004,593
                                                                     -----------                  -----------
TOTAL OPERATING EXPENSES                                               1,423,334                    1,198,771

    Income from operations                                               299,950                      163,032

OTHER INCOME (EXPENSE):
     Interest expense                                                    (36,555)                     (26,914)
     Interest income                                                       1,869                        2,402
     Equity in income of
          unconsolidated affiliate                                         4,374                        8,092
     Other income, net                                                    31,338                       30,919
                                                                     -----------                  -----------

INCOME BEFORE INCOME TAXES                                               300,976                      177,531

PROVISION FOR INCOME TAXES (Note 5)                                     (105,449)                        --
                                                                     -----------                  -----------

NET INCOME                                                               195,527                      177,531
                                                                     ===========                  ===========

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                                              $      0.08                  $      0.07
                                                                     ===========                  ===========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                                               2,353,433                    2,688,343
                                                                     ===========                  ===========
   DILUTED
                                                                       2,378,261                    2,747,157
                                                                     ===========                  ===========




                  See Notes to Condensed Financial Statements.


                                                     COHESANT TECHNOLOGIES INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                                 For the Six Months Ended
                                                                      May 31,1999                       May 31,1998
                                                                -----------------------           ---------------------

NET SALES                                                                $ 6,971,738                  $ 5,784,807
COST OF SALES                                                              3,913,577                    3,274,728
                                                                         -----------                  -----------
     Gross profit                                                          3,058,161                    2,510,079

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                     475,246                      410,183
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                               2,085,466                    1,772,432
                                                                         -----------                  -----------
TOTAL OPERATING EXPENSES                                                   2,560,712                    2,182,615

    Income from operations                                                   497,449                      327,464

OTHER INCOME (EXPENSE):
     Interest expense                                                        (60,948)                     (57,384)
     Interest income                                                           4,083                        4,892
     Equity in income of
          unconsolidated affiliate                                            15,979                       20,369
     Other income, net                                                        68,746                       51,896
                                                                         -----------                  -----------

INCOME BEFORE INCOME TAXES                                                   525,309                      347,237

PROVISION FOR INCOME TAXES (Note 5)                                         (188,452)                        --
                                                                         -----------                  -----------

NET INCOME                                                                   336,857                      347,237
                                                                         ===========                  ===========

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                                                  $      0.14                  $      0.13
                                                                         ===========                  ===========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC
                                                                           2,373,157                    2,688,343
                                                                         ===========                  ===========
   DILUTED
                                                                           2,408,677                    2,719,050
                                                                         ===========                  ===========




                  See Notes to Condensed Financial Statements.


                                                     COHESANT TECHNOLOGIES INC.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)


                                                                          For the Six Months Ended
                                                                  May 31, 1999               May 31, 1998
                                                            -----------------------      -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $   336,857               $   347,237
  Adjustments to reconcile net income to net cash
     used in continuing operations -
     Depreciation and amortization                                      133,901                   126,723
     Provision for doubtful accounts                                     78,093                    27,000
     Equity in income of unconsolidated subsidiary                      (15,979)                  (20,369)
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                 (1,051,137)                 (678,079)
       Inventories                                                       26,644                   186,702
       Prepaid expenses                                                  29,551                   (79,015)
       Accounts payable                                                 (22,775)                 (772,710)
       Other current liabilities                                        (57,184)                 (305,338)
       Other noncurrent assets                                           11,013                     1,840
       Other noncurrent liabilities                                     (69,717)                  163,345
                                                                    -----------               -----------
       Net cash used in continuing operations                          (600,733)               (1,002,664)
       Change in current assets of discontinued
            operations                                                     --                   1,542,960
                                                                    -----------               -----------
       Net cash provided by (used in) operating                        (600,733)                  540,296
            activities

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                    (153,416)                  (83,216)
   Change in noncurrent assets of discontinued
        operations                                                      (84,624)                   50,000
   Payments from unconsolidated affiliate                                 5,017                    37,192
                                                                    -----------               -----------
        Net cash provided by (used in) investing activities            (233,023)                    3,976
                                                                    -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings  (payments) under revolving
         line of credit                                                 880,000                  (550,000)
   Proceeds from sale of treasury stock                                 101,351                      --
   Purchase of treasury stock                                          (224,291)                     --
                                                                    -----------               -----------
        Net cash provided by (used in) financing activities             757,060                  (550,000)
                                                                    -----------               -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                  (76,696)                   (5,728)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   119,967                    59,863
                                                                    -----------               -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                     $    43,271               $    54,135
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

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

         On May 1, 1999, the Company's revolving line of credit agreement with a bank was renewed. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (7.75% as of May 31, 1999). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000.

         This agreement requires that the Company meet certain covenants including financial ratios. As of May 31, 1999, the Company was in compliance with the financial covenants. As of May 31, 1999, the outstanding balance under this agreement was $1,748,472.

         NOTE 5- INCOME TAXES

         The Company has provided for income taxes at its estimated effective tax rate of 37% during the first six months of fiscal 1999. The Company did not record a provision for income taxes for the 1998 six month period due to the utilization of the Company's net operating loss carryforwards for which a full valuation allowance had been established in prior years due to the risk that the net operating loss carryforwards may expire unused.

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

         On January 14, 1998, the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement for an aggregate contract amount of $1,350,000. The $350,000 payment received in exchange for the non-compete agreement is being amortized to income over the three-year contract period. The unamortized portion of the non-compete agreement of $116,667 and $68,059 are included in the accompanying

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         Condensed Consolidated Balance Sheet as an Other Current and Noncurrent Liability, respectively.

         As of May 31, 1999, the remaining assets of the discontinued segment are reflected as assets held for sale at net realizable value less costs to sell, which includes an estimate for environmental remediation costs, in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. Disposal of these assets has been delayed pending the outcome of certain environmental remediation efforts at the site (Note 7). Management will reevaluate the net realizable value of these assets as additional information regarding the environmental remediation alternatives and the ultimate disposition of the assets becomes available. The operating activity of the discontinued segment ceased during the second quarter of 1998. Net sales of the discontinued segment were $0 and $722,879 during the first six months of fiscal 1999 and 1998, respectively. Total operating losses from the discontinued segment were $0 and $184,550 during the first six months of fiscal 1999 and 1998, respectively. Operating results for this business are consistent with the Company's prior estimate of these amounts.

         NOTE 7- COMMITMENTS AND CONTINGENCIES

         The Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation related to the closure of underground storage tanks and soil and groundwater contamination investigation to fully define the extent of groundwater and possible other contamination at the site. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of May 31, 1999, the environmental reserve was approximately $167,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements,

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

         The Company is a party to other legal and environmental matters which have arisen in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

         NOTE 8- COMMON STOCK

         In October 1998, the Company announced a 400,000 share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for approximately $730,000. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for approximately $102,000.

                           COHESANT TECHNOLOGIES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                         THREE MONTHS ENDED MAY 31, 1999
                 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1998

         RESULTS OF OPERATIONS
         ---------------------

         For the three months ended May 31, 1999, net sales increased $695,141, or 21.9%. Of this amount, $562,140 represented increased net sales of equipment and parts. This increase was primarily attributable to sales of polyurethane equipment and sales to OEM accounts. Domestic equipment and parts net sales increased 51%, where as foreign equipment and parts net sales decreased 6% when compared to the 1998 period. The decline in foreign sales was the result of a considerable decrease in sales to South America and a slight decrease in sales to Europe which was offset by a small increase in sales to the Asia/Pacific Region. Specialty grout and epoxy products net sales increased $133,001, or 22.1%.
         This increase was a result of sales to new Certified Applicators.

         The Company's gross margin increased to $1,723,284, or 44.5% of net sales, in the current quarter from $1,361,803, or 42.8% of net sales, in the 1998 period. The increase in gross profit percentage was attributable to changes in product mix consisting of an increase in sales of certain higher margin equipment and parts and increased sales of the generally higher margin specialty grout and epoxy products.

         Operating expenses are up $224,563, or 18.7% in the second quarter of 1999 over 1998 period. This increase was principally due to additional marketing and administrative expenses attributable to the increased sales volume. Also, higher personnel costs included in research, development and engineering expenses contributed to this increase.

         During the second quarter of 1999, other income, net of other expenses, decreased from the same period in the prior year by $13,473, due principally to increased interest expense and a decrease in income from the unconsolidated affiliate.

                          SIX MONTHS ENDED MAY 31, 1999
                  COMPARED TO THE SIX MONTHS ENDED MAY 31, 1998

         RESULTS OF OPERATIONS
         ---------------------

         For the six months ended May 31, 1999, net sales increased $1,186,931, or 20.5%, reflective of $1,340,487 increase in net sales of equipment and parts and a $153,556 decrease in net sales of specialty grout and epoxy products. The equipment increase was primarily attributable to sales of polyurethane equipment and to a lesser extent sales to

                           COHESANT TECHNOLOGIES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         OEM accounts. Domestic and foreign equipment and parts net sales increased 51% and 7% respectively, over the 1998 period. The increase in foreign sales was a result of increased sales in Europe and the Asian/Pacific region, which was offset by sharp decrease in sales to South America. The decrease in specialty grout and epoxy products net sales was a result of completion of certain large projects in 1998 which was partially offset by sales from the addition of new Certified Applicators.

         The Company's gross margin increased to $3,058,161, or 43.9% of net sales, in the current six month period from $2,510,079, or 43.4% of net sales, in the 1998 period. The increase in gross profit was attributable to the increased sales volume and product mix.

         Operating expenses are up $378,097, or 17.3%, over the 1998 comparable period. This increase was principally due to additional marketing and administrative expenses attributable to the increased sales volume. Also, higher personnel costs included in research, development and engineering expenses contributed to this increase.

         During the first six months of 1999, other income, net of other expenses, increased from the same period in the prior year by $8,087, due principally to increased income derived from amortization of the agreement not to compete in the adhesive, private label and toll manufacturing business, income from finance charges attributable to outstanding trade receivables. The increase was offset in part by increased interest expense and a decrease in income from the unconsolidated affiliate.

         DISCONTINUED OPERATIONS
         -----------------------

         In January 1998, the Company and its American Chemical Company subsidiary ("ACC") completed the sale of certain assets (inventory and certain intangibles) of ACC's adhesive, private label and toll manufacturing business (the "discontinued operation") for $1,350,000. The purchase price includes $350,000 allocated to a three-year non-compete agreement, which is being allocated to income over a three-year term. The unamortized portion of the non-compete agreement of $116,667 and $68,059 is included in the accompanying Condensed Consolidated Balance Sheet as an Other Current and Noncurrent Liability, respectively. The Company accounted for ACC's business as a discontinued operation, in accordance with APB No. 30, as of November 30, 1997 when the definitive sale agreement was executed.


         As of May 31, 1999, the remaining assets of the discontinued segment are reflected as assets held for sale at net realizable value less costs to sell, which includes an estimate for

                           COHESANT TECHNOLOGIES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         environmental remediation costs, in the accompanying Consolidated Balance Sheet as Noncurrent Assets Discontinued Operations. Disposal of these assets has beendelayed pending the outcome of certain environmental remediation efforts at the site (Note 7). Management will reevaluate the net realizable value of these assets as additional information regarding the environmental remediation alternatives and the ultimate disposition of the assets becomes available. The operating activity of the discontinued segment ceased during the second quarter of 1998. Net sales of the discontinued segment were $0 and $722,879 during the first six months of 1999 and 1998, respectively. Total operating losses from the discontinued segment were $0 and $184,550 during the first six months of 1999 and 1998, respectively. Operating results for this business are consistent with the Company's prior estimate of these amounts.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         On May 1, 1999, the Company's revolving line of credit agreement with a bank was renewed. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (7.75% as of May 31, 1999). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000. As of May 31, 1999, the outstanding balance under this agreement was $1,748,472 an increase of $880,000 over November 30, 1998. This increase was due to higher trade receivable balances and the purchase of treasury shares.

         In October 1998, the Company announced a 400,000 share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for approximately $730,000. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for approximately $102,000.

         During the first six months of fiscal 1999, the Company's working capital remained substantially unchanged.

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

                           COHESANT TECHNOLOGIES INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         The Company has developed a plan to address possible exposures related to the impact of the Year 2000 Issue. Possible exposures include the Company's ability to procure and manage inventory, ship product and bill and collect from customers. The Company has tested and confirmed the readiness of its mainframe computer system. Also, the Company has identified other software and systems with potential Year 2000 problems. These costs incurred to date and estimated future costs will not in the aggregate be material. The Company anticipates completing its review and testing of its Year 2000 compliance program by the end of the third quarter.

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

         The Company is proceeding to investigate and remediate the environmental condition of its St. Louis property in order that the property can be marketed and sold. The work includes soil remediation related to the closure of underground storage tanks and soil and groundwater contamination investigation to fully define the extent of groundwater and possible other contamination at the site. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of May 31, 1999, the environmental reserve was approximately $167,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

                           COHESANT TECHNOLOGIES INC.


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                a) The Company's annual meeting of stockholders was held on May 10, 1999.

                b) At the annual meeting, the Company's stockholders elected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2000.

                c) At the annual meeting, the Company's stockholders ratified the appointment of Arthur Andersen LLP as auditors of the Company for fiscal 1999. The holders of 2,238,615 shares of Common Stock voted to ratify the appointment, the holders of 15,400 shares voted against the ratification, and the holders of 66 shares abstained.

                           The following tabulation represents voting for the
                    Directors:

                                                                        For                         Withheld Authority
                                                             ---------------------------         --------------------------

                             Morten A. Cohen                         2,230,206                            23,875
                             Dwight D. Goodman                       2,230,206                            23,875
                             Michael L.  Boeckman                    2,113,731                           140,350
                             Richard L. Immerman                     2,230,206                            23,875
                             Morris H. Wheeler                       2,113,731                           140,350


         ITEM 6.      Exhibits and reports on Form 8-K

           (a)        Exhibits

           4.1 Amendment to Credit and Security Agreement, Date May 1, 1999 by and between Cohesant Technologies Inc. and Union Planters Bank, N.A.

           27         Financial Data Schedule

           (b)        Reports on Form 8-K - none

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated:        July 6, 1999


                                               COHESANT TECHNOLOGIES INC.


                                          BY:   /s/ Robert W. Pawlak
                                                --------------------------------
                                                Robert W. Pawlak
                                                Chief Financial Officer