Form 10QSB
period 1999-08-31
COHESANT TECHNOLOGIES INC
filed 1999-09-24
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended      August 31, 1999
                                       ----------------------------------

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

         For the transition period from______________ to_________________


         Commission File Number:  1-13484
                                -----------------------------------------


                           COHESANT TECHNOLOGIES INC.
         ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                             34-1775913
         ----------------------------------------------------------------
            (State or other jurisdiction of             (I.R.S. Employer
             Incorporation or organization)            Identification No.)

        5845 West 82nd Street, Suite 102, Indianapolis, Indiana 46278
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code   317-875-5592
                                                       -----------------

        ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      YES X   NO
                                                         ----   ----

         As of September 24, 1999, the Company has 2,336,733 shares of Common Stock, $.001 par value, outstanding.

          Transitional Small Business Disclosure Format (check one)
                                                      YES     NO X
                                                         ----   ----

                           COHESANT TECHNOLOGIES INC.

                                      INDEX


Part I.  Financial Information                                                   PAGE
------------------------------                                                   ----
                  Cohesant Technologies Inc. Condensed
                           Balance Sheet as of August 31, 1999.....................1

                  Cohesant Technologies Inc. Condensed
                           Statements of Operations for the Three Months Ended
                           August 31, 1999 and August 31, 1998.................... 2

                  Cohesant Technologies Inc. Condensed
                           Statements of Operations for the Nine Months Ended
                           August 31, 1999 and August 31, 1998.................... 3

                  Cohesant Technologies Inc. Condensed
                           Statements of Cash Flows for the Nine Months Ended
                           August 31, 1999 and August 31, 1998.................... 4

                  Notes to Condensed Financial Statements......................... 5

                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.............................. 9



         Part II.    Other Information

                  Item 1. Legal Proceedings...................................... 13

                  Item 6. Exhibits and Reports on Form 8-K....................... 14


                  Signatures..................................................... 15

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                               August 31, 1999
                                                               ---------------
ASSETS:
     Cash and cash equivalents                                   $   116,665
     Accounts receivable, net of allowance
          for doubtful accounts of $164,100                        3,022,290
     Inventory                                                     3,434,766
     Prepaid expenses                                                152,900
     Deferred tax asset                                              165,600
                                                                 -----------
               Total Current Assets                                6,892,221

     Restricted, temporary investment                                206,467
     Property, plant and equipment, net                              625,424
     Investment and advances in unconsolidated affiliate              96,751
     Patents and other intangibles, net                              121,644
     Goodwill, net                                                   620,475
     Other noncurrent assets                                           4,851
     Noncurrent assets - discontinued operations                     157,566
                                                                 -----------
               Total Assets                                      $ 8,725,399
                                                                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                    $ 1,348,472
     Current maturities of other noncurrent liabilities              160,239
     Accounts payable                                              1,144,467
     Accrued wages and benefits                                      128,392
     Other current liabilities                                       698,830
                                                                 -----------
               Total Current Liabilities                           3,480,400

     Other noncurrent liabilities                                     49,121
                                                                 -----------
               Total Liabilities                                   3,529,521

Commitments and contingencies (Note 7)

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued)                    2,688
          Additional paid-in capital                               6,450,360
          Retained deficit                                          (628,714)
          Treasury stock at cost, (351,610 shares)                  (628,456)
                                                                 -----------
                    Total Shareholders' Equity                     5,195,878
                                                                 -----------

                    Total Liabilities and Shareholders' Equity   $ 8,725,399
                                                                 ===========



                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      For the Three Months Ended
                                    August 31,1999  August 31,1998
                                    --------------  --------------

NET SALES                             $ 3,844,303    $ 3,053,923
COST OF SALES                           2,126,601      1,683,152
                                      -----------    -----------
     Gross profit                       1,717,702      1,370,771

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                  265,990        219,823
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES             1,099,669        927,637
                                      -----------    -----------
TOTAL OPERATING EXPENSES                1,365,659      1,147,460

    Income from operations                352,043        223,311

OTHER INCOME (EXPENSE):
     Interest expense                     (32,404)       (19,989)
     Interest income                        1,907          2,495
     Equity in income of
          unconsolidated affiliate         17,203         11,315
     Other income, net                     33,794         33,509
                                      -----------    -----------

INCOME BEFORE INCOME TAXES                372,543        250,641

PROVISION FOR INCOME TAXES (Note 5)      (131,476)            --
                                      -----------    -----------

NET INCOME                                241,067        250,641
                                      ===========    ===========

BASIC AND DILUTED EARNINGS PER
COMMON SHARE  (Note 3)                $      0.10    $      0.09
                                      ===========    ===========

AVERAGE SHARES OF COMMON STOCK
 OUTSTANDING:
 BASIC                                  2,336,733      2,688,343
                                      ===========    ===========
 DILUTED                                2,374,953      2,752,826
                                      ===========    ===========




                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       For the Nine Months Ended
                                     August 31,1999  August 31,1998
                                     --------------  --------------

NET SALES                             $ 10,816,041    $  8,838,730
COST OF SALES                            6,040,178       4,957,880
                                      ------------    ------------
    Gross profit                         4,775,863       3,880,850

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                   741,236         630,006
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES              3,185,135       2,700,069
                                      ------------    ------------
TOTAL OPERATING EXPENSES                 3,926,371       3,330,075

    Income from operations                 849,492         550,775

OTHER INCOME (EXPENSE):
     Interest expense                      (93,352)        (77,373)
     Interest income                         5,990           7,387
     Equity in income of
          unconsolidated affiliate          33,182          31,684
     Other income, net                     102,540          85,405
                                      ------------    ------------

INCOME BEFORE INCOME TAXES                 897,852         597,878

PROVISION FOR INCOME TAXES (Note 5)       (319,928)             --
                                      ------------    ------------

NET INCOME                                 577,924         597,878
                                      ============    ============

BASIC AND DILUTED EARNINGS PER
COMMON SHARE  (Note 3)                $       0.24    $       0.22
                                      ============    ============

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
  BASIC
                                         2,360,927       2,688,343
                                      ============    ============
  DILUTED                                2,389,002       2,731,674
                                      ============    ============




                  See Notes to Condensed Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              For the Nine Months Ended
                                                          August 31, 1999   August 31, 1998
                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $   577,924    $   597,878
  Adjustments to reconcile net income to net cash
     used in continuing operations -
     Depreciation and amortization                               205,061        188,284
     Provision for doubtful accounts                              84,162         39,300
     Equity in income of unconsolidated subsidiary               (33,182)       (31,684)
     Net change in current assets and
       current liabilities-
       Accounts and notes receivable                          (1,158,826)      (627,391)
       Inventories                                               (27,873)        (8,663)
       Prepaid expenses                                             (529)       (77,382)
       Accounts payable                                           86,714       (654,211)
       Other current liabilities                                 234,596       (413,778)
       Other noncurrent assets                                     5,313             23
       Other noncurrent liabilities                             (102,614)       130,755
                                                             -----------    -----------
       Net cash used in continuing operations                   (129,254)      (856,869)
       Change in current assets of discontinued
         operations                                                   --      1,764,713
                                                             -----------    -----------
       Net cash provided by (used in) operating activities      (129,254)       907,844

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                             (164,568)      (136,114)
   Change in noncurrent assets of discontinued
       operations                                                (86,329)        50,000
   Payments from unconsolidated affiliate                         19,551         39,211
                                                             -----------    -----------
       Net cash used in investing activities                    (231,346)       (46,903)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (payments) under revolving
       line of credit                                            480,000       (750,000)
   Proceeds from sale of treasury stock                          101,351             --
   Purchase of treasury stock                                   (224,053)            --
                                                             -----------    -----------
       Net cash provided by (used in) financing activities       357,298       (750,000)
                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                            (3,302)       110,941
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                            119,967         59,863
                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                              $   116,665    $   170,804
                                                             ===========    ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
       Interest                                              $    82,685    $    72,373
                                                             -----------    -----------
       Income Taxes                                          $    20,833    $         0
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

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 1, 1999, the Company's revolving line of credit agreement with a bank was renewed. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.25% as of August 31, 1999). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000.

This agreement requires that the Company meet certain covenants including financial ratios. As of August 31, 1999, the Company was in compliance with the financial covenants. As of August 31, 1999, the outstanding balance under this agreement was $1,348,472.

NOTE 5- INCOME TAXES

The Company has provided for income taxes at its estimated effective tax rate of 37% during the first nine months of fiscal 1999. The Company did not record a provision for income taxes for the 1998 nine month period due to the utilization of the Company's net operating loss carryforwards for which a full valuation allowance had been established in prior years due to the risk that the net operating loss carryforwards may expire unused.

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

On January 14, 1998, the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement for an aggregate contract amount of $1,350,000. The $350,000 payment received in exchange for the non-compete agreement is being amortized to income over the three-year contract period. The unamortized portion of the non-compete agreement of $116,667 and $38,893 are included in the accompanying

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Condensed Consolidated Balance Sheet as an Other Current and Noncurrent Liability, respectively.

As of August 31, 1999, the remaining assets of the discontinued segment are reflected as assets held for sale at net realizable value less costs to sell, which includes an estimate for environmental remediation costs, in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. Disposal of these assets has been delayed pending the outcome of certain environmental evaluations at the site (Note 7). Management will reevaluate the net realizable value of these assets as additional information regarding the environmental remediation alternatives and the ultimate disposition of the assets becomes available. The operating activity of the discontinued segment ceased during the second quarter of 1998. Net sales of the discontinued segment were $0 and $722,879 during the first nine months of fiscal 1999 and 1998, respectively. Total operating losses from the discontinued segment were $0 and $321,303 during the first nine months of fiscal 1999 and 1998, respectively. Operating results for this business are consistent with the Company's prior estimate of these amounts.

NOTE 7- COMMITMENTS AND CONTINGENCIES

The Company is proceeding to investigate the environmental condition of its St. Louis property. Based upon the initial findings and results, the Company is evaluating several alternatives for the property including marketing and sale of the property, certain other forms of disposal and further remediation deemed necessary. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of August 31, 1999, the environmental reserve was approximately $165,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

                           COHESANT TECHNOLOGIES INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Company is a party to other legal and environmental matters which have arisen in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8- COMMON STOCK

In October 1998, the Company announced a share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for $729,807. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for $101,351.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                       THREE MONTHS ENDED AUGUST 31, 1999
               COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 1998

RESULTS OF OPERATIONS
---------------------

For the three months ended August 31, 1999, net sales increased $790,380, or 26%. Of this amount, $677,635 represented increased net sales of equipment and parts. This increase was attributable to sales of polyurethane equipment and sales to OEM accounts. Domestic equipment and parts net sales increased 48%, whereas foreign equipment and parts net sales decreased 2% when compared to the 1998 period. The decline in foreign sales was the result of decreased sales to South America and Europe which was partially offset by an increase in sales to the Asia/Pacific Region. Specialty grout and epoxy products net sales increased $112,745, or 28%. This increase was a result of sales to new Certified Applicators.

The Company's gross margin increased to $1,717,702, or 44.7% of net sales, in the current quarter from $1,370,771, or 44.9% of net sales, in the 1998 period. The increase in gross profit was attributable to the increased sales volume.

Operating expenses are up $218,199, or 19% in the third quarter of 1999 over 1998 period. This increase was principally due to additional marketing and administrative expenses attributable to the increased sales volume. Also, higher personnel costs included in research, development and engineering expenses contributed to this increase.

During the third quarter of 1999, other income, net of other expenses, decreased from the same period in the prior year by $6,830, due principally to increased interest expense which was partially offset by an increase in income derived from the unconsolidated affiliate.

                        NINE MONTHS ENDED AUGUST 31, 1999
                COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 1998

RESULTS OF OPERATIONS
---------------------

For the nine months ended August 31, 1999, net sales increased $1,977,311, or 22%, reflective of $2,018,122 increase in net sales of equipment and parts and a $40,811 decrease in net sales of specialty grout and epoxy products. The equipment increase was primarily attributable to sales of polyurethane equipment and sales to OEM accounts. Domestic and foreign equipment and parts net sales increased 50% and 4% respectively,

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

over the 1998 period. The increase in foreign sales was a result of increased sales in Europe and the Asian/Pacific region, which was offset by a considerable decrease in sales to South America. The decrease in specialty grout and epoxy products net sales was a result of completion of certain large projects in 1998 which was partially offset by sales from the addition of new Certified Applicators.

The Company's gross margin increased to $4,775,863, or 44.2% of net sales, in the current nine month period from $3,880,850, or 43.9% of net sales, in the 1998 period. The increase in gross profit was attributable to the increased sales volume and product mix.

Operating expenses are up $596,296, or 17.9%, over the 1998 comparable period. This increase was principally due to additional marketing and administrative expenses attributable to the increased sales volume. Also, higher personnel costs included in research, development and engineering expenses contributed to this increase.

During the first nine months of 1999, other income, net of other expenses, increased from the same period in the prior year by $1,257, due principally to increased income derived from amortization of the agreement not to compete in the adhesive, private label and toll manufacturing business and income from finance charges attributable to outstanding trade receivables. The increase was offset in part by increased interest expense.

DISCONTINUED OPERATIONS
-----------------------

In January 1998, the Company and its American Chemical Company subsidiary ("ACC") completed the sale of certain assets (inventory and certain intangibles) of ACC's adhesive, private label and toll manufacturing business (the "discontinued operation") for $1,350,000. The purchase price includes $350,000 allocated to a three-year non-compete agreement, which is being allocated to income over a three-year term. The unamortized portion of the non-compete agreement of $116,667 and $38,893 is included in the accompanying Condensed Consolidated Balance Sheet as an Other Current and Noncurrent Liability, respectively. The Company accounted for ACC's business as a discontinued operation, in accordance with APB No. 30, as of November 30, 1997 when the definitive sale agreement was executed.


As of August 31, 1999, the remaining assets of the discontinued segment are reflected as assets held for sale at net realizable value less costs to sell, which includes an estimate for

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


environmental remediation costs, in the accompanying Consolidated Balance Sheet as Noncurrent Assets - Discontinued Operations. Disposal of these assets has been delayed pending the outcome of certain environmental evaluations at the site (Note 7). Management will reevaluate the net realizable value of these assets as additional information regarding the environmental remediation alternatives and the ultimate disposition of the assets becomes available. The operating activity of the discontinued segment ceased during the second quarter of 1998. Net sales of the discontinued segment were $0 and $722,879 during the first nine months of 1999 and 1998, respectively. Total operating losses from the discontinued segment were $0 and $321,303 during the first nine months of 1999 and 1998, respectively. Operating results for this business are consistent with the Company's prior estimate of these amounts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

On May 1, 1999, the Company's revolving line of credit agreement with a bank was renewed. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.25% as of August 31, 1999). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000. As of August 31, 1999, the outstanding balance under this agreement was $1,348,472 an increase of $480,000 over November 30, 1998. This increase was due to higher trade receivable balances and the purchase of treasury shares.

In October 1998, the Company announced a share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for $729,807. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for $101,351.

As of August 31, 1999 the Company's working capital increased to $3,411,821 from $3,128,005 at November 30, 1998.

YEAR 2000
---------

The "Year 2000 Issue" refers to the inability of computers and applications to correctly interpret and process Year 2000 dated transactions. The software problem results from a memory-saving practice of using two digits instead of four to denote years in a program. Computer systems that are not Year 2000 compliant may not be able to be relied upon to process data accurately for transactions dated after the year 1999. The Company has developed a plan to address possible exposures related to the impact of the Year 2000

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Issue. Possible exposures include the Company's ability to procure and manage inventory, ship product and bill and collect from customers. The Company has tested and confirmed the readiness of its mainframe computer system. Also, the Company has identified other software and systems with potential Year 2000 problems. These costs incurred to date and estimated future costs will not in the aggregate be material. The Company has effectively completed its review and testing of its Year 2000 compliance program.

In addition, the Company has identified and is assessing the readiness of third parties, primary suppliers and customers. There is no guarantee that the systems of these third parties will be timely converted, however, the Company plans to devote the necessary resources to resolve any potentially significant Year 2000 issues facing it, whether from within its operations or as a result of its interaction with these third parties, in a timely manner. The Company has developed contingency plans that will address critical activities, as determined by management, if events prove its Year 2000 compliant program to be deficient.

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

The Company is proceeding to investigate the environmental condition of its St. Louis property. Based upon the initial findings and results, the Company is evaluating several alternatives for the property including marketing and sale of the property, certain other forms of disposal and further remediation deemed necessary. The Company accrues costs for an estimated environmental liability when management becomes aware that a liability is probable and is able to reasonably estimate the Company's cost. Generally, that occurs no later than when feasibility studies and related cost assessments of remedial techniques are completed, and the extent to which other potentially responsible parties (if any), can be expected to contribute is determined. Outside consultants are being used to perform site investigation work and to advise management on the findings and remediation alternatives. In management's opinion, the liabilities for the environmental matter mentioned above which are probable and reasonably estimable are accrued. As of August 31, 1999, the environmental reserve was approximately $165,000. The reserve is reflected as an adjustment to the carrying value of the property held for sale. The actual costs to be incurred by the Company will be dependent on final delineation of contamination, final determination of remedial action required, negotiations with federal and state agencies with respect to cleanup levels, changes in regulatory requirements, innovations in investigatory and remedial technologies and effectiveness of remedial technologies employed.

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

Dated:      September 24, 1999


                                        COHESANT TECHNOLOGIES INC.


                                    BY: /s/ Robert W. Pawlak
                                        --------------------------
                                        Robert W. Pawlak
                                        Chief Financial Officer