Form 10KSB40
period 1999-11-30
COHESANT TECHNOLOGIES INC
filed 2000-02-03
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]   Annual Report under Section 13 or 15(d)of the Securities Exchange
      Act of 1934

For the fiscal year ended             November 30, 1999
                          --------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -------------------

                  Commission file number       1-13484
                                         -------------------

                           COHESANT TECHNOLOGIES INC.
              ----------------------------------------------------
              (Exact name of Small Business Issuer in Its charter)

              Delaware                                    34-1775913
 ---------------------------------                   -------------------
    (State or Other Jurisdiction                      (I.R.S. Employer
 of Incorporation or Organization)                   Identification No.)

          5845 West 82nd Street, Ste. 102, Indianapolis, Indiana 46278
          ------------------------------------------------------------
          (Address of Principal Executive Offices)          (Zip Code)

Issuer's Telephone Number, Including Area Code:  (317) 875-5592

Securities registered under to Section 12(b)of the Act: Common Stock, $.001 Par Value registered on the Boston Stock Exchange

Securities registered under to Section 12(g)of the Act: Common Stock, $.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes  X   No
                                                                  ----     -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $14,191,450.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 26, 2000. $5,623,348.

         As of January 26, 2000, the Issuer had 2,336,733 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended November 30, 1999, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

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

         The Company's spray finishing and coating application equipment systems are designed specifically for use with multiple component formulations such as polyesters, polyurethanes, and epoxies. These equipment systems commonly are employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products and to create packaging and to fill molds for diverse products such as recreational boat hulls and construction products. The Company also maintains an extensive inventory of replacement parts and supplies.

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

         For the years ended November 30, 1999 and 1998, the Company had net sales of $14,191,000 and $11,736,000, respectively, of which $11,876,000 and
$9,468,000, respectively, were for equipment systems, replacement parts and supplies and $2,315,000 and $2,268,000, respectively, were for coating and grout products.

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

(b)      Narrative Description of Business
         ---------------------------------

PRODUCTS

  Specialized Spray Equipment. The Company designs and manufactures a wide range of spray and application equipment systems and supplies to spray multi-component formulations such as fiberglass reinforced plastics and polyurethane foam. Net sales of spray equipment systems amounted to $6,263,000 and $4,472,000 for the fiscal years ended November 30, 1999 and 1998, respectively, representing 44.1% and 38.1%, respectively, of net sales. A significant portion of the Company's equipment business is the sale of replacement and spare parts and supplies for its current and discontinued spray equipment systems. The Company maintains an inventory of approximately 6,100 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $5,613,000 and $4,996,000, representing 39.6% and 42.6% of net sales for the fiscal years ended November 30, 1999 and 1998, respectively.

  Fiberglass reinforced plastic spray equipment. The predecessor to GCI developed spray and applications equipment systems for the modern method of fiberglass reinforced plastic product manufacturing known as the `spray up' method. The spray up manufacturing process is quicker and more cost effective than the `hand layup' and mass production molding methods of reinforced fiberglass products manufacturing and can be used to manufacture a wide variety of products, including such diverse products as boat hulls and construction components. The spray up method is ideally suited for small quantity and custom production.

         The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals ("voc's") such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI's spray equipment systems use air assist containment ("AAC") to reduce spray emissions and overspray and increase transfer efficiency and spray control. Improved containment limits emissions of environmentally and occupationally hazardous chemicals. Greater transfer efficiency results in less waste of product. GCI is developing new products with non-atomized dispense capabilities that further reduce voc's. These products include a new internal mix gun with Flowcoat or V-Force nozzles.

  Other multi-component spray equipment. The Company also designs and manufactures spray and applications equipment systems for dispensing polyurethane and other multi-component materials and coatings. Polyurethane is used for insulation, packaging, flotation devices and many other uses. Foams are used for insulation and protective coatings and for the manufacture of formed plastic products such as automobile and aircraft components and marine products. The Company's technology has many applications in the plastics and coatings industries. Consequently, the Company continuously seeks and develops new and different uses for its equipment. The Company, when necessary, will modify existing equipment designs or will design new equipment to meet the requirements of new plastics and other products as well as changing regulation and manufacturing methods.

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

  Raven Products. Raven extends the Company's presence in the protective coating and lining marketplace. Raven's unique high performance line of products and network of Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries. Raven's sprayable epoxies were formulated for ultra high-build (20-250 mils per coat) application on concrete, masonry and steel surfaces providing protection from atmospheric and chemical corrosion. The high physical strengths of some Raven formulations permit the epoxy to enhance the structural integrity of damaged structures. Raven products can be quickly applied under harsh environmental conditions providing quick return to service and substantial savings for industrial facilities by lessening downtime. The life span of the infrastructure exposed to these conditions can increase dramatically with the use of high performance protective coatings and linings such as Raven.

         Raven coatings and grouts are also solventless, nontoxic, 100% solids epoxy products, emitting no VOC's. These products offer safe working environments while complying with the existing United States Environmental Protection Agency ("EPA") regulations.

         Net sales of AquataPoxy and Raven products amounted to $2,315,000 and $2,268,000, representing 16.3% and 19.3% of net sales for the fiscal years ended November 30, 1999 and 1998, respectively.

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

         Generally, the products of GCI are sold through over 100 independent domestic and foreign equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the foreign distributors sell only industrial equipment. For the fiscal years ended November 30, 1999 and 1998, GCI's ten largest distributors accounted for 44% and 46%, respectively, of equipment system and replacement and spare parts sales. Of the foregoing, four of the distributors in fiscal 1999 and 1998 were foreign based. GCI provides training to the distributors and customers in the use of its equipment systems and products.

         Raven markets its products, application and spray technology through domestic and foreign independent distributors, manufacture representatives and Certified Applicators. Raven presently has twenty-nine domestic Certified Applicators, an increase of 45% over the number of domestic Certified Applicators last year. These Certified Applicators serve over thirty-five states.

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

         There are a number of competitive equipment manufacturers, which include the Binks division of Illinois Tool Works, Inc. and Venus-Gusmer, Inc. Competitors of the Company's AquataPoxy and Raven products include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. The Company competes by continually broadening awareness of its unique products through engineering, research and development, by continuing to offer its entire product line on a price competitive basis, and through product line extensions.

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

Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessor companies. Research, development and engineering expenses for the fiscal years ended November 30, 1999 and 1998 were approximately $970,000 and $832,000, respectively, or 6.8% and 7.1%, respectively, of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

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

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

         The Company holds eight U.S. patents and three U.S. patent applications, of which five patents are applicable to AAC(R) methods and apparatus of the Company. The Company's AAC(R) methods and apparatus use a flow of compressed air to contain and reduce over spray and vapor emissions and increase transfer efficiency and spray control.

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

EMPLOYEES

         As of January 17, 2000, the Company employs approximately 68 full time persons, 15 of whom are in sales, 8 are in engineering, 7 are in research and development and service, 4 are in quality control, 23 are in manufacturing and 11 are in accounting and administration. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma. GCI leases approximately 51,200 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January, 2004. Raven leases approximately 14,400 square feet of combined office and manufacturing space in Tulsa, Oklahoma through April, 2002. The Company believes its facilities are adequate to meet its current and prospective needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is subject, nor to the knowledge of the Company are any legal proceedings threatened, other than for ordinary, routine proceedings incidental to its business, except as follows:

         A former employee of American Chemical Company ("ACC"), a subsidiary of the Company, the operations of which were discontinued in 1997, filed a workers' compensation claim related to injuries incurred in connection with the August 1996 fire at the St. Louis facility. In the claim, the employee requested additional compensation, claiming ACC violated a Missouri safety statute in connection with the occurrence of his injury. This matter was settled during 1999 by the insurance company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended November 30, 1999.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is included in this Report pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of the executive officers of the Company and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

         MORTON A. COHEN has been Chairman of the Board since the Company's inception in July 1994, and served as the Company's Chief Executive Officer from July 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation ("Clarion"), a private, small business investment company, for more than five years. He is also a director of Zemex Corporation, an industrial minerals company and DHB Capital Group, Inc., a holding company with a diversified portfolio. Mr. Cohen is the father-in-law of Morris H. Wheeler, a director.

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


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDERS MATTERS

         The Common Stock of the Company is quoted on NASDAQ under the symbols "COHT". The Company's Common Stock is also listed on the Boston Stock Exchange.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter in the two year period ended November 30, 1999, as reported by NASDAQ. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

COMMON STOCK                                                  Bid Price
------------                                                  ---------
                                                        High           Low
                                                        ----           ---
         Year Ended November 30, 1998
         ----------------------------
               First Quarter                           $1.75          $1.0312
               Second Quarter                           2.344          1.406
               Third Quarter                            2.344          1.75
               Fourth Quarter                           1.922          1.375

         Year Ended November 30, 1999
         ----------------------------
               First Quarter                           $2.063         $1.50
               Second Quarter                           2.00           1.25
               Third Quarter                            2.563          1.50
               Fourth Quarter                           2.75           1.938

         In October 1998 the Company announced a share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for $729,807. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for $101,351.

         On January 17, 2000, the Company had approximately 540 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Fiscal Year Ended November 30, 1999 as compared to Fiscal Year Ended November 30, 1998

         Net sales for the fiscal year ended November 30, 1999, were $14,191,000 representing an increase of $2,455,000 or 20.9%, from fiscal 1998 net sales of $11,736,000. The increase consisted of a $2,408,000 or 25.4% increase in net sales of equipment systems and parts to $11,876,000 in fiscal 1999. This increase was attributable to additional sales of polyurethane and private label equipment. Domestic and foreign equipment and parts net sales were up 37% and 11%, respectively, compared to fiscal 1998. The increase in foreign sales was a result of higher sales to the Asia/Pacific Region, Europe and Canada, partially offset by decreased sales to South America. Specialty coating and grout products net sales increased slightly to $2,315,000, a $47,000 or 2.1% increase from fiscal 1998 net sales.

         For the fiscal years ended November 30, 1999 and 1998,respectively, gross margins as a percentage of net sales were 44.1% and 43.9%, respectively. The slight increase in gross margin in fiscal 1999 was due to increased sales of polyurethane systems and parts, as well as increased sales of private label systems which tend to have lower margins than standard system sales.

         Research, development and engineering expenses were approximately $970,000 and $832,000 for the fiscal years ended November 30, 1999 and 1998, respectively. This increase of $138,000, or 16.6% was primarily attributable to higher personnel costs.

         Selling, general and administrative expenses for the fiscal years ended November 30, 1999 and 1998, were $4,250,000 and $3,695,000, respectively, representing an increase of approximately 15% or $555,000, but a decrease as a percentage of net sales from 31.5% in fiscal 1998 to 29.9% in fiscal 1999. The dollar increase was principally due to additional expenses attributable to the increased sales volume.

         Other income, net of other expenses for the fiscal year ended November 30, 1999 increased approximately $9,000 from the fiscal 1998 period.

DISCONTINUED OPERATIONS

         In January 1998, the Company and its American Chemical Company subsidiary ("ACC") completed the sale of certain assets (inventory and certain intangibles) of ACC's adhesive, private label and toll manufacturing business (the "discontinued operation") for $1,350,000. The purchase price includes $350,000 allocated to a three-year non-compete agreement, which is being amortized to income over the three-year term. The Company accounted for ACC's business as a discontinued operation, in accordance with APB No. 30, as of November 30, 1997 when the definitive sale agreement was executed.

         In November 1999, the Company contributed the ACC land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI has indemnified the Company and has agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. Terms of the contribution agreement require MLI to purchase a $1,000,000 environmental insurance policy and name the Company in the policy as insured. As a measure of additional protection, the Company obtained an additional environmental insurance policy. Management believes the Company is adequately insured in the unlikely event of being assessed a future liability.

         In connection with the contribution of the ACC land and building to MLI, the carrying value of the real estate and the direct costs associated therewith were appropriately charged to discontinued operations in 1999. No related income tax benefit was provided. Management was taking certain actions to prepare the ACC land and building for sale. Prior to contribution, the ACC land and building were held for sale.

LIQUIDITY AND CAPITAL RESOURCES

         On May 1, 1999, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending (8.5% as of November 30, 1999). The credit facility is fully secured by a lien on all assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000. This agreement requires that the Company meets certain covenants including financial ratios. As of November 30, 1999, the Company is in compliance with the financial covenants. At November 30, 1999, the outstanding balance under this agreement was $700,000.

         In October 1998 the Company announced a share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for $729,807. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for $101,351.

         As of November 30, 1999, the Company's working capital increased to $3,799,660 from $3,128,005 at November 30, 1998 and includes cash of $352,895.

         The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

YEAR 2000

         Cohesant has not experienced significant problems related to systems properly recognizing date sensitive information as a result of the year 2000. Were Cohesant to experience such problems in the future, it could implement temporary solutions or processes not involving the malfunctioning equipment. Contingency plans have been documented in the event Cohesant must implement such temporary solutions. The costs associated with making its information systems year 2000 compliant were not material.

NEW ACCOUNTING STANDARD

         In June 1998, the FASB issued SFAS No. 133, which establishes accounting and reporting standards for a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of Statement No. 133 will not have a material impact on the Company's financial position or results of operations. Implementation of this standard has been delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 during fiscal 2001.

ITEM 7.  FINANCIAL STATEMENTS

         This information appears in a separate section of this report following
Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates herein by reference the information appearing under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 3, 2000. Information with respect to the Company's executive officers appear at the end of PART I of this Form 10-KSB.



ITEM 10. EXECUTIVE COMPENSATION

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 3, 2000.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 3, 2000.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates herein by reference the information appearing under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 3, 2000.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

          *3.1    Certificate of Incorporation of the Company, as corrected.

         **3.2    By-Laws of the Company, as amended.

       ****4.1 Credit and Security Agreement, dated May 1, 1999, by and between the Company and Union Planters Bank, N.A.

        **10.1    The Company's 1994 Employee Stock Option Plan.

     *****10.2    Lease Agreement between Glas-Craft, Inc. and ProLogis North
                  Carolina Limited Partnership.

       ***10.4 Financial Advisory Agreement between Clarion Management Ltd. and the Company dated June 1, 1996.

          10.5 Amendment to Lease Agreement between Glas-Craft, Inc. and ProLogis North Carolina Limited Partnership.

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

  *** Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1996.

 **** Incorporated herein by reference to Exhibit 4.1 included in the Company's Quarterly report on Form 10-QSB for the quarter ended May 31, 1999.

***** Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.



         (b)      Reports on Form 8-K. - none

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----

Report of Independent Public Accountants                               F-2
Consolidated Balance Sheets as of November 30, 1999 and 1998           F-3
Consolidated Statements of Operations for the Years Ended,
         November 30, 1999 and 1998                                    F-5
Consolidated Statements of Shareholders' Equity for the Years
         Ended November 30, 1999 and 1998                              F-6
Consolidated Statements of Cash Flows for the Years Ended
         November 30, 1999 and 1998                                    F-7
Notes to Consolidated Financial Statements                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Cohesant Technologies Inc.:

We have audited the accompanying consolidated balance sheets of COHESANT TECHNOLOGIES INC. (a Delaware corporation) and subsidiaries as of November 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohesant Technologies Inc. and subsidiaries as of November 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                     ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
December 17, 1999.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1999 AND 1998

                                     ASSETS

                                                                                        1999                1998
                                                                                     ----------          ----------
ASSETS:
Cash                                                                                 $  352,895          $  119,967
Accounts receivable, net of allowance for doubtful accounts of $168,079 and
     $85,370 in 1999 and 1998, respectively                                           2,351,547           1,947,626
Inventories, net                                                                      3,367,160           3,421,531
Prepaid expenses and other                                                              145,336             152,371
Deferred tax assets                                                                     274,200             165,600
                                                                                     ----------          ----------
     Total current assets                                                             6,491,138           5,807,095

Restricted, temporary investments                                                            --             215,617
Property, plant and equipment, net of accumulated depreciation
     of $796,992 and $588,113 in 1999 and 1998, respectively                            582,103             605,740

Investment and advances in unconsolidated affiliate                                      68,752              83,120
Patents and other intangibles, net of accumulated amortization
     of  $94,118 and  $78,571 in 1999 and 1998, respectively                            110,972             123,989
Goodwill, net of accumulated amortization of $161,472 and
     $110,628 in 1999 and 1998, respectively                                            727,004             658,644
Other noncurrent assets                                                                   7,102               6,039
Noncurrent assets - discontinued operations, held for sale                                   --              71,237
                                                                                     ----------          ----------
     Total assets                                                                    $7,987,071          $7,571,481
                                                                                     ==========          ==========

         The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 1999 AND 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              1999                 1998
                                                                           ----------           ----------
LIABILITIES:
  Revolving line of credit                                                 $  700,000           $  868,472
  Current maturities of long-term liabilities                                 138,090              163,335
  Accounts payable                                                            917,965            1,057,753
  Accrued salaries, benefits and commissions                                  327,707              238,465
  Accrued income taxes                                                        303,105                   --
  Accrued liabilities related to discontinued operation                            --               62,890
  Other current liabilities                                                   304,611              288,175
                                                                           ----------           ----------
          Total current liabilities                                         2,691,478            2,679,090

  Other noncurrent liabilities                                                  9,727              151,735
                                                                           ----------           ----------
          Total liabilities                                                 2,701,205            2,830,825

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)


SHAREHOLDERS' EQUITY:
  Common stock ($.001 par value; 10,000,000 shares authorized and
          2,688,343 shares issued)                                              2,688                2,688
  Additional paid-in capital                                                6,450,360            6,450,360
  Accumulated deficit                                                        (538,726)           1,206,638)
  Treasury stock at cost, (351,610 and 280,600 shares in 1999 and
          1998, respectively)                                                (628,456)            (505,754)
                                                                           ----------           ----------
          Total shareholders' equity                                        5,285,866            4,740,656
                                                                           ----------           ----------
          Total liabilities and shareholders' equity                       $7,987,071           $7,571,481
                                                                           ==========           ==========



         The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998


                                                             1999                  1998
                                                          -----------           -----------
NET SALES                                                 $14,191,450           $11,735,872
COST OF SALES                                               7,930,515             6,577,665
                                                          -----------           -----------
          Gross profit                                      6,260,935             5,158,207

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES                969,958               831,968
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                4,250,152             3,695,061
                                                          -----------           -----------
TOTAL OPERATING EXPENSES                                    5,220,110             4,527,029

          Income from operations                            1,040,825               631,178

OTHER INCOME (EXPENSE):
  Interest expense                                           (116,689)              (95,407)
  Interest income                                               7,580                 9,826
  Equity in earnings of unconsolidated affiliate               39,428                32,334
  Other income, net                                           144,106               118,410
                                                          -----------           -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                                1,115,250               696,341

INCOME TAX PROVISION                                         (222,338)                   --
                                                          -----------           -----------

INCOME FROM CONTINUING OPERATIONS                             892,912               696,341

DISCONTINUED OPERATIONS (Note 13)                            (225,000)                   --
                                                          -----------           -----------

NET INCOME                                                $   667,912           $   696,341
                                                          ===========           ===========

NET INCOME (LOSS) PER SHARE BASIC
     CONTINUING OPERATIONS                                $      0.38           $      0.26
     DISCONTINUED OPERATIONS                                    (0.10)                   --
                                                          -----------           -----------
  NET INCOME PER SHARE                                    $      0.28           $      0.26
                                                          ===========           ===========

NET INCOME (LOSS) PER SHARE DILUTED
     CONTINUING OPERATIONS                                $      0.37           $      0.26
     DISCONTINUED OPERATIONS                                    (0.09)                   --
                                                          -----------           -----------
  NET INCOME PER SHARE                                    $      0.28           $      0.26
                                                          ===========           ===========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
  Basic                                                     2,354,895             2,655,587
                                                          ===========           ===========
  Diluted                                                   2,388,978             2,697,095
                                                          ===========           ===========





         The accompanying notes are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                                    Additional                                          Total
                                     Common          Paid-in        Accumulated       Treasury       Shareholders'
                                     Stock           Capital          Deficit          Stock            Equity
                                   ----------      ------------     ------------     ----------       ----------
BALANCE, November 30, 1997            $2,688        $6,450,360      $(1,902,979)      $      --       $4,550,069

  Repurchase of  280,600 shares
      of common stock                                                        --        (505,754)        (505,754)
  Net income                              --                --          696,341              --          696,341
                                      ------        ----------      -----------       ---------       ----------
BALANCE, November 30, 1998             2,688         6,450,360       (1,206,638)       (505,754)       4,740,656

  Repurchase of  132,900 shares
      of common stock                                                  (224,053)       (224,053)
  Sold 61,890 shares to company
      sponsored 401k                                                         --         101,351          101,351
  Net income                              --                --          667,912              --          667,912
                                      ------        ----------      -----------       ---------       ----------
BALANCE, November 30, 1999            $2,688        $6,450,360      $  (538,726)      $(628,456)      $5,285,866
                                      ======        ==========      ===========       =========       ==========

         The accompanying notes are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1999 AND 1998

                                                                          1999                 1998
                                                                        ---------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income -                                                          $ 667,912           $   696,341
  Adjustments to reconcile net income
    to net cash used in continuing operations-
      Loss from discontinued operations                                   225,000                    --
      Depreciation and amortization                                       291,225               266,962
      Deferred tax benefit                                               (108,600)                   --
      Provision for doubtful accounts                                     133,229                51,161
      Equity in income of unconsolidated affiliate                        (39,428)              (32,334)
      Net change in current assets and current liabilities-
          Accounts receivable                                            (537,150)             (465,660)
          Inventories                                                      31,108              (266,918)
          Prepaid expenses and other                                        7,035               (47,687)
          Accounts payable                                               (139,788)             (509,679)
          Other current liabilities                                       289,558              (489,049)
          Increase in other noncurrent assets                                (819)               (2,792)
          Increase (decrease) in other noncurrent liabilities            (138,933)               89,062
                                                                        ---------           -----------
          Net cash provided by (used in) continuing operations            680,349              (710,593)
          Net cash provided by (used in) discontinued operations         (216,653)            1,916,097
                                                                        ---------           -----------
          Net cash provided by operating activities                       463,696             1,205,504
                                                                        ---------           -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Patent additions                                                         (8,610)               (1,736)
  Property and equipment additions                                       (172,098)             (164,507)
  Insurance proceeds related to discontinued operations                        --               177,109
  Release of restricted, temporary investment                             215,617                    --
  Payments from unconsolidated affiliate                                   53,796                54,716
                                                                        ---------           -----------
          Net cash provided by investing activities                        88,705                65,582
                                                                        ---------           -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments under revolving line of credit                                (168,472)             (683,808)
  Principal payments under capital lease obligations                      (28,299)              (21,420)
  Proceeds from sale of treasury stock                                    101,351                    --
  Purchase of treasury stock                                             (224,053)             (505,754)
                                                                        ---------           -----------
          Net cash used in financing activities                          (319,473)           (1,210,982)
                                                                        ---------           -----------

NET INCREASE IN CASH                                                      232,928                60,104
CASH, beginning of  period                                                119,967                59,863
                                                                        ---------           -----------
CASH, end of period                                                     $ 352,895           $   119,967
                                                                        =========           ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                            $ 116,689           $    95,407
                                                                        =========           ===========
    Income taxes                                                        $  27,833           $         0
                                                                        =========           ===========



         The accompanying notes to financial statements are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 1999 AND 1998


1.  NATURE OF BUSINESS

Cohesant Technologies Inc. and its subsidiaries (the "Company" or "Cohesant") are engaged in the design, development, manufacture and sale of specialized spray finishing and coating application equipment, replacement parts and supplies used in the operation of the equipment and specialty coating and grout products.

The Company's direct, wholly owned subsidiaries, Glas-Craft Inc. ("GCI") and Raven Lining Systems Inc. ("Raven") sell their products through a network of independent distributors and Certified Applicators in the United States and overseas. Industries served include construction, transportation and marine.

The Company's executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Principles of Consolidation
       ---------------------------

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

    b. Basic and Diluted Earnings Per Share
       ------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings per share on the face of the statement of operation. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options were included in the calculation as their effect was dilutive. In determining diluted earnings per share, the common stock purchase warrants, the underwriter's purchase option and related warrants (Note 4) were not included in the calculation as they expired on November 30,1999 or were antidilutive.

     c.  Statements of Cash Flows
         ------------------------

Certain noncash investing activities are described below:

During 1999 and 1998, the Company transferred $23,263 and $27,300 of inventory to property and equipment, respectively. During 1999 and 1998, the Company recorded a payable to the former owners of Raven and increased goodwill by $119,204 and $118,964, respectively under its contingent purchase price obligations. At November 30, 1999 and 1998 other current liabilities include the payables of $119,204 and $118,964, respectively.

     d.  Inventories
         -----------

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value.

At November 30, 1999 and 1998, the net carrying value of inventories consisted of the following:

                                            1999                     1998
                                         ----------               ----------
Raw materials                            $2,872,382               $2,891,938
Work-in-process                             215,419                  222,547
Finished goods                              405,359                  395,265
Less: inventory reserve                    (126,000)                 (88,219)
                                         ----------               ----------
                                         $3,367,160               $3,421,531
                                         ==========               ==========

     e.  Property, Plant and Equipment
         -----------------------------

Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

           Leasehold improvements                                 3-5 years
           Machinery and equipment                               3-10 years
           Displays, demos and lab equipment                      3-5 years

Property, plant and equipment consist of the following:

                                                                1999                1998
                                                             ----------          ----------
           Leasehold improvements                            $  115,690          $   91,653
           Machinery and equipment                            1,030,519             884,278
           Displays, demos and lab equipment                    232,886             217,922
                                                             ----------          ----------
                                                              1,379,095           1,193,853
           Less accumulated deprecation                        (796,992)           (588,113)
                                                             ----------          ----------
                                                             $  582,103          $  605,740
                                                             ==========          ==========

     f.  Intangible Assets
         -----------------

The initial purchase price in excess of the fair value of identifiable net assets acquired of Raven, goodwill, is being amortized on a straight-line basis over 17 years. Additional goodwill resulting from future contingent purchase price payments earned will be amortized on a straight-line basis over the remaining life of the original 17-year period. The earn-out agreement provides for contingent payments, not to exceed $600,000, payable in cash or the Company's stock, based on the profitability of Raven over a four year period from the December 1995, acquisition date. During 1999, the Company extended the earn-out agreement for a one year period through fiscal 2000.

Legal and related external costs of patents is being amortized using the straight-line method over their estimated useful lives (approximately 3 to 10 years). Other intangibles consist of the cost of certain product certifications. Amortization of deferred certification costs is provided by use of the straight-line method over the estimated future period of benefit (approximately 5 to 8 years).

     g.  Revenue Recognition
         -------------------

The Company recognizes revenue from sales upon shipment of goods.

     h.  Research and Development
         ------------------------

The costs associated with research and development programs for new products and significant improvements, which totaled approximately $969,958 and $831,968 in 1999 and 1998, respectively, are expensed as incurred.

     i.  Income Taxes
         ------------

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

  j.  Impairment of Long-Lived Assets
      -------------------------------

The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of the statement, the Company continually evaluates its long-lived assets in light of events and circumstances that may indicate that the remaining estimated useful life may warrant revision or that the remaining value may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related cash flows over the remaining life of the asset in measuring whether that asset is recoverable. To the extent an impairment has occurred, the excess of the carrying value of the long-lived assets over their estimated recoverable value will be charged to operations.

  k.  Estimates and Reclassifications
      -------------------------------

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

  l.  Fair Values of Financial Instruments
      ------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information for certain financial instruments. The carrying amounts of cash, accounts receivable, accounts payable and noncurrent liabilities (excluding capital lease obligations) approximate fair value because of the short maturity of these instruments.

  m.  New Accounting Standards
      ------------------------

In fiscal 1999, the Company adopted SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's operations are reported on the basis of segments, as further discussed in Note 10.

In June 1998, the FASB issued SFAS No. 133, which establishes accounting and reporting standards for a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of Statement No. 133 will not have a material impact in the Company's financial position or results of operations. Implementation of this standard has been delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 during fiscal 2001.

3.  STOCK OPTION PLAN

The Company has adopted a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options may not be exercised more than ten years after the date of grant (five years if the grant is an incentive stock option to any employee who owns more than 10% of the Company's outstanding common stock). However, certain options may be exercised immediately. The Company has reserved 250,000 shares of common stock for issuance upon exercise of stock options. At November 30, 1999, there were 49,000 options available for grant.

Stock option activity under the Option Plan is as follows:

                                                       Number of            Weighted-Average
Options                                                 Shares               Exercise Price
-------                                                ---------            ----------------
November 30, 1997                                       185,500                    $2.32
                  Granted                               113,000                    $1.56
                  Canceled                              (61,000)                   $5.00
                  Canceled                              (26,000)                   $1.25

November 30, 1998                                       211,500                    $1.52
                  Canceled                               (6,000)                   $5.00
                  Canceled                               (4,500)                   $1.25
November 30, 1999                                       201,000                    $1.42

Shares Exercisable at November 30, 1999                 122,500                    $1.37
Shares Exercisable at November 30, 1998                  68,250                    $1.49

The Company has historically accounted for its Option Plan in accordance with APB Opinion No.25 (APB 25), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of the grant. Accordingly, no compensation expense has been recorded.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", which considers stock options as compensation expense to the Company based on their fair value at the date of the grant. The fair value of options granted during 1998 and 1996 was $.99 and $.60 per share, respectively. The fair value of the options granted was estimated on the date of the grant using the Black-Sholes option pricing model with the following assumptions: risk-free interest rate of 5.5%, expected volatility of 72.1%, no expected dividend yield and an expected life of 5 years for all options granted. Had the compensation expense related to the Option Plan been determined based on the fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                               November 30, 1999       November 30, 1998
                                               -----------------       -----------------
                  Net Income:
                     As reported                   $667,912               $696,341
                     Pro forma                     $617,989               $663,909

                  Basic EPS:
                     As reported                     $0.28                  $0.26
                     Pro forma                       $0.26                  $0.25

                  Diluted EPS
                     As reported                     $0.28                  $0.26
                     Pro forma                       $0.26                  $0.25


4.  WARRANTS

On December 7, 1994, the Company completed its initial public stock offering ("Offering") of 1,100,000 units ("Units") at $5.00 per Unit. In January 1995, the underwriter acquired an additional 150,000 Units at $5.00 per Unit under terms of the Offering's over-allotment option. Each Unit consists of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). The Warrants and common stock comprising the Units are immediately detachable and separately transferable. Each Warrant entitles the holder to purchase one share of common stock for $5.75 during the four-year period commencing one year after the Offering. The underwriter's purchase option and all warrants issued expired on November 30, 1999.

5.  INVESTMENT AND ADVANCES IN UNCONSOLIDATED AFFILIATE

GCI owns one-third of the common stock of RTM Systems, Inc. (RTM). The Company is accounting for this investment under the equity method. An additional reserve is provided when necessary to adjust the Company's investment and advances in RTM to expected net realizable value.

Certain GCI employees perform services for the benefit of RTM, and GCI pays certain other general and administrative expenses of RTM. GCI charged RTM fees totaling $14,195, in fiscal 1999. In fiscal 1998 RTM charged GCI fees, net of RTM costs paid by GCI totaling $28,297. GCI also sells dispensing systems to RTM. Sales to RTM totaled $34,361 and $16,558 in fiscal 1999 and 1998, respectively. Included in these sales are profits to GCI of $5,021 and $1,121 in fiscal 1999 and 1998, respectively. RTM charges GCI a commission for RTM dispensing systems sold by GCI. Commissions totaled $34,165 and $44,024 in fiscal 1999 and 1998, respectively.

6.   LIABILITIES

     a. Revolving Line of Credit
        ------------------------

On May 1, 1999, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.50% as of November 30, 1999). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000.

This agreement requires that the Company meet certain covenants including financial ratios. As of November 30, 1999, the Company was in compliance with the financial covenants. As of November 30, 1999, the outstanding balance under this agreement was $700,000.

     b. Capital Leases
        --------------

The Company leases certain machinery and equipment under agreements which are classified as capital leases. Future minimum payments, by year, under these noncancellable capital leases consist of the following at November 30:

            Minimum lease payments:

                                    Year                           1999                    1998
                                    ----                           ----                    ----
                                    1999                              --                  29,735
                                    2000                          22,482                  26,535
                                                                 -------                 -------
                  Minimum lease payments                          22,482                  56,270

                  Less - Amount
                     representing interest                        (1,059)                 (5,344)
                                                                 -------                 -------

                  Present value of future
                      minimum lease payments                     $21,423                 $50,926
                                                                 =======                 =======


     c. Other Liabilities
        -----------------

At November 30, 1999 and 1998, other noncurrent liabilities, including capital lease obligations, consist of the following:

                                                            1999                 1998
                                                          ---------           ---------
Present value of lease payments                           $  21,423           $  50,926

Noninterest bearing deferred
  compensation obligation, collateralized by a
  restricted temporary investment (Note 11)
  This obligation was settled in September 1999                  --              21,086

Deferred income being amortized over
  contractual period not to compete                         126,394             243,058
                                                          ---------           ---------
                                                            147,817             315,070
Less- Current portion                                      (138,090)           (163,335)
                                                          ---------           ---------
Long-term portion                                         $   9,727           $ 151,735
                                                          =========           =========

7.  RETIREMENT PLANS

The Company has a defined contribution profit sharing and saving plan for all employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 1999 and 1998 were $82,205 and $77,169, respectively.

In December 1998, the Company changed 401(k) providers. The new provider offered alternative investments choices including the Company's stock. In accordance with the transfer of plan assets, the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for $101,351.

During 1998, the Company converted ACC's defined benefit pension plan to a 401(k) (or defined contribution plan). In connection with this conversion, substantially all of the plans assets totaling approximately $130,000 were contributed to the new plan in satisfaction of the initial contribution requirement. No additional contributions by the Company are required under the new plan.

8.  INCOME TAXES

The provision for income taxes consists of the following components at November 30:

                                     1999              1998
                                   ---------          -----
CURRENT
  Federal                          $       0           $  0
  State                                    0              0
  Other                              330,938              0
                                   ---------           ----
          Total current              330,938              0

DEFERRED
  Deferred                          (108,600)             0
  Discontinued operations                  0
                                                          0
                                   ---------           ----
INCOME TAX PROVISION               $ 222,338           $  0
                                   =========           ====

No Federal or State income tax liability was provided in 1998 due to the utilization of net operating loss carryforwards and reversal of temporary differences which represent a reduction of taxable income for which valuation allowances had been previously provided. However, the Company utilized certain net operating losses, which if certain events occur in the future, could subject the Company to future taxable income. Accordingly, an income tax reserve of $330,938 was provided in 1999.

Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, 1999 and 1998, are as follows:

                                            1999                 1998
                                          ---------           ----------
Financial reporting reserves not
  yet deductible                          $  85,200           $  180,500
Depreciation and amortization                15,500               35,000
Net operating loss carryforwards
  attributable to:
    ACC                                     382,500              611,300
    Cohesant                                 29,400              151,200
General business credits                    151,800              145,600
AMT credit carryforward                      11,700                3,500
                                          ---------           ----------
                                            676,100            1,127,100
Less- valuation allowance                  (401,900)            (961,500)
                                          ---------           ----------
NET DEFERRED TAX ASSET                    $ 274,200           $  165,600
                                          =========           ==========

At November 30, 1999 and 1998, for Federal income tax purposes, the Company has net operating loss carryforwards (NOL's) totaling approximately $1,113,200 and $2,060,800, respectively, which expire through 2012. The NOL amount includes $911,000 of separate return limitation year (SRYL) NOL's whose annual utilization is limited to approximately $4,000. The Company also has general business credits at November 30,1999 and 1998 totaling approximately $151,800 and $145,600, respectively, which expire through fiscal 2009.

At November 30, 1999, management believes that there is risk that substantially all of the NOL's and credit carryforwards may expire unused and, accordingly, has established a valuation allowance against them. At November 30, 1998, a valuation allowance was provided for the Company's NOL's, general business credits and a certain portion of other deferred tax assets. During 1999, the Company's valuation allowance was reduced due to increased book and taxable earnings generated by the Company. Realization of deferred tax assets associated with the NOL's and general business credit carryforwards is dependent upon generating sufficient taxable income and other factors prior to their expiration. Although realization is not assured for the remaining deferred tax assets for which a valuation allowance has not been provided, management believes it is more likely than not that they will be realized through the future taxable earnings or alternative tax strategies.

9.  RELATED PARTY TRANSACTIONS

The majority shareholder and Chairman of the Board of Directors is the owner of Clarion Management Ltd., which provides management assistance and general administrative support for the Company. Clarion Management Ltd. was paid $52,000 and $42,000, during the fiscal years ended November 30, 1999 and 1998, respectively, for management assistance and general administrative support.

10. SEGMENT INFORMATION

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments is as follows:

                                    Equipment &          Coatings          Discontinued
                                       Parts             & Grouts           Operations            Corporate           Consolidated
                                       -----             --------           ----------            ---------           ------------
Revenues:
1999                               $11,875,865          $2,315,585          $       --           $       --           $14,191,450
1998                                 9,467,643           2,268,229                  --                   --            11,735,872

Depreciation and amortization:
1999                                   206,552              84,609                  --                   64               291,225
1998                                   203,711              62,447                  --                  804               266,962

Interest expense:
1999                                     2,373                  --                  --              114,616               116,689
1998                                    55,180                  --                  --               40,227                95,407

Income from continuing
operations before taxes:
1999                                 1,506,286              91,724                  --             (482,760)            1,115,250
1998                                   907,353             175,064                  --             (386,076)              696,341

Discontinued operations:
1999                                        --                  --            (225,000)                  --              (225,000)
1998                                        --                  --                  --                   --                    --

Identifiable assets:
1999                                 5,875,510           1,810,381                  --              301,180             7,987,071
1998                                 5,542,342           1,530,394              71,237              427,508             7,571,481

Capital expenditures:
1999                                   151,299              20,799                  --                   --               172,098
1998                                   118,151              46,356                  --                   --               164,507

The following table presents percentage of total revenues by region.

Region                                1999                       1998
------                                ----                       ----
United States                          68%                        65%
Asia/Pacific Rim                       11                         11
Europe/Middle East                     15                         16
Other                                   6                          8
                                      ---                        ---
Total                                 100%                       100%

11.  COMMITMENTS

The Company leases its office, manufacturing and warehouse facilities, a portion of its office equipment and Company cars under noncancellable operating leases expiring at various dates through November 2004. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:

                          Fiscal Year                    Amount
                          -----------                    ------
                             2000                     $  314,962
                             2001                        310,621
                             2002                        244,940
                             2003                        218,479
                             2004                         18,197
                          Thereafter                          --
                                                      ----------
                                                      $1,107,199
                                                      ==========

Rent expense totaled $284,909 and $321,183 for the years ended November 30, 1999 and 1998, respectively.

The Company had held $200,000 in short-term U.S. government money market funds, to secure a contractual payment obligation of the Company stemming from its acquisition of ACC. As a consequence of this agreement, the Company classified such funds and accrued interest earned thereon as Restricted, Temporary Investments under noncurrent assets on the accompanying Consolidated Balance Sheet. The obligation was settled in September 1999. The funds and interest are no longer restricted and were used by the Company for general working capital purposes.

12.  CONTINGENCIES

A former employee of ACC filed a workers' compensation claim related to injuries incurred in connection with the August 1996 fire at the St. Louis facility. In the claim, the employee requested additional compensation, claiming ACC violated a Missouri safety statute in connection with the occurrence of his injury. This matter was settled during 1999 by the insurance company.

The Company is a party to certain legal and environmental matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

On January 14, 1998 the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement. The consideration received of approximately $1,350,000 includes a $300,000 promissory note bearing 8% interest and due in three years and $350,000, for a three-year non-compete agreement with the buyer. The cash consideration received in connection with the sale of inventory is reflected in the accompanying Condensed Consolidated Statement of Cash Flows as Net Cash Provided by (Used in) Discontinued Operations. The Company negotiated an early payment of the promissory note during 1998. Cash received of $250,000 approximated the carrying value of the note. The non-compete agreement is being amortized to income over the three-year contract period.

In November 1999, the Company contributed the ACC land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI has indemnified the Company and has agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. Terms of the contribution agreement require MLI to purchase a $1,000,000 environmental insurance policy and name the Company in the policy as insured. As a measure of additional protection, the Company obtained an additional environmental insurance policy. Management believes the Company is adequately insured in the unlikely event of being assessed a future liability.

In connection with the contribution of the ACC land and building to MLI, the carrying value of the real estate and the direct costs associated therewith were appropriately charged to discontinued operations in 1999. No related income tax benefit was provided. Management was taking certain actions to prepare the ACC land and building for sale. Prior to contribution, the ACC land and building were held for sale.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 2, 2000

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

/s/ Morton A. Cohen                      Chairman of the Board of Directors                   February 2, 2000
-------------------
Morton A. Cohen

/S/ Dwight D. Goodman                    President and Chief Executive Officer                February 2, 2000
---------------------                    (Principal Executive Officer) and
Dwight D. Goodman                        Director

/s/ Michael L. Boeckman                  Director                                             February 2, 2000
-----------------------
Michael L. Boeckman

/s/ Morris H. Wheeler                    Director                                             February 2, 2000
---------------------
Morris H. Wheeler

/s/ Richard L. Immerman                  Director                                             February 2, 2000
-----------------------
Richard L. Immerman

/s/ Robert W. Pawlak                     Chief Financial Officer                              February 2, 2000
--------------------                     (Principal Financial and
Robert W. Pawlak                         Accounting Officer)