Form 10QSB
period 2000-02-29
COHESANT TECHNOLOGIES INC
filed 2000-03-22
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended      February 29, 2000
                                 -----------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                     to
                               --------------------  ---------------------------


Commission File Number:  1-13484
                         -------------------------------------------------------


                           COHESANT TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                    34-1775913
--------------------------------------------------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    Incorporation or organization)                      Identification No.)

 5845 West 82nd Street, Suite 102, Indianapolis, Indiana            46278
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code      317-875-5592
                                                --------------------------------

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
                                                      YES  X      NO
                                                         -----      -----

         As of March 15, 2000, the Company has 2,336,733 shares of Common Stock, $.001 par value, outstanding.

          Transitional Small Business Disclosure Format (check one)
                                                      YES         NO  X
                                                         -----      -----

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

Part I. Financial Information                                            PAGE
-----------------------------                                            ----
         Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of February 29, 2000....................1

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  February 29, 2000 and February 28, 1999..................2

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Three Months Ended
                  February 29, 2000 and February 28, 1999..................3

         Notes to Condensed Consolidated Financial Statements..............4

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................8



         Part II. Other Information
         --------------------------

         Item 6. Exhibits and Reports on Form 8-K.........................10


         Signatures.......................................................11

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                               February 29, 2000
                                                               -----------------
ASSETS:
     Cash                                                          $    71,836
     Accounts receivable, net of allowance
          for doubtful accounts of $179,579                          2,637,889
     Inventory, net                                                  4,208,630
     Prepaid expenses and other                                        145,417
     Deferred tax assets                                               274,200
                                                                   -----------
               Total Current Assets                                  7,337,972

     Property, plant and equipment, net                                610,178
     Investment and advances in unconsolidated affiliate                64,543
     Patents and other intangibles, net                                109,661
     Goodwill, net                                                     713,024
     Other noncurrent assets                                             6,034
                                                                   -----------
               Total Assets                                        $ 8,841,412
                                                                   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                      $   700,000
     Current maturities of long-term liabilities                       114,722
     Accounts payable                                                1,606,587
     Accrued salaries, benefits and commissions                        226,880
     Accrued income taxes                                              380,967
     Other current liabilities                                         362,213
                                                                   -----------
               Total Current Liabilities                             3,391,369

     Other noncurrent liabilities                                            0
                                                                   -----------
               Total Liabilities                                     3,391,369

Commitments and contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued)                      2,688
          Additional paid-in capital                                 6,450,360
          Retained deficit                                            (374,549)
          Treasury stock at cost, (351,610 shares)                    (628,456)
                                                                   -----------
                    Total Shareholders' Equity                       5,450,043
                                                                   -----------

                    Total Liabilities and Shareholders' Equity     $ 8,841,412
                                                                   ===========






            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months Ended
                                             February 29, 2000  February 28,1999
                                             -----------------  ----------------

NET SALES                                       $ 3,488,733         $ 3,095,407
COST OF SALES                                     1,984,193           1,760,530
                                                -----------         -----------
     Gross profit                                 1,504,540           1,334,877

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                            254,015             234,003
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       1,034,007             903,375
                                                -----------         -----------
TOTAL OPERATING EXPENSES                          1,288,022           1,137,378

    Income from operations                          216,518             197,499

OTHER INCOME (EXPENSE):
     Interest expense                               (12,877)            (24,393)
     Interest income                                      0               2,214
     Equity in income of
          unconsolidated affiliate                   12,449              11,605
     Other income, net                               37,198              37,408
                                                -----------         -----------

INCOME BEFORE INCOME TAXES                          253,288             224,333

INCOME TAX PROVISION                                (89,111)            (83,003)
                                                -----------         -----------

NET INCOME                                          164,177             141,330
                                                ===========         ===========

BASIC AND DILUTED EARNINGS PER
COMMON SHARE (Note 3)                           $      0.07         $      0.06
                                                ===========         ===========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                          2,336,733           2,393,320
                                                ===========         ===========
   DILUTED                                        2,440,435           2,395,304
                                                ===========         ===========





            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Three Months Ended
                                                    February 29, 2000  February 28, 1999
                                                    -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 164,177         $ 141,330
  Adjustments to reconcile net income to net cash
     used in continuing operations -
     Depreciation and amortization                        72,331            65,626
     Provision for doubtful accounts                      11,500               505
     Equity in income of unconsolidated subsidiary       (12,449)          (11,605)
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                    (297,842)         (551,521)
       Inventories                                      (863,430)          (97,306)
       Prepaid expenses                                      (81)           11,134
       Accounts payable                                  688,622            37,369
       Other current liabilities                          11,269           (64,496)
       Other noncurrent assets                                72               402
       Other noncurrent liabilities                       (9,727)          (35,450)
                                                       ---------         ---------
       Net cash used in operating activities            (235,558)         (504,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                      (62,159)          (66,369)
   Change in noncurrent assets of discontinued
        operations
                                                            -              (56,149)
   Advances to unconsolidated affiliate                   16,658             6,274
                                                       ---------         ---------
        Net cash used in investing activities            (45,501)         (116,244)
                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings  under revolving line of credit               -              630,000
   Proceeds from sale of treasury stock                     -              101,351
   Purchase of treasury stock                               -             (166,778)
                                                       ---------         ---------
        Net cash provided by financing activities           -              564,573
                                                       ---------         ---------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                  (281,059)          (55,683)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                    352,895           119,967
                                                       ---------         ---------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                        $  71,836         $  64,284
                                                       =========         =========


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
     Interest                                          $   7,580         $  24,393
                                                       ---------         ---------
     Income Taxes                                      $  11,249         $  10,000
                                                       =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BACKGROUND

Cohesant Technologies Inc. ("Company") designs, develops and manufactures plural component dispensing systems, specialized spray finishing and coating application equipment and specialty two component epoxy coating and grout products through two subsidiaries--Glas-Craft, Inc. ("GCI") and Raven Lining Systems, Inc. ("Raven").


NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for certain small business issuers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated interim financial statements include all adjustments, which consist only of normal recurring accruals, necessary to present fairly the financial information for such periods.

These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's November 30, 1999 Annual Report to Shareholders on Form 10-KSB.

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct wholly owned subsidiaries. The Company's noncontrolling investment in an affiliate is accounted for under the equity method. All significant intercompany amounts have been eliminated.


NOTE 3 - EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This standard requires the presentation of two amounts, basic and diluted earnings per share. Financial instruments considered in the computation of diluted earnings per share included only the Company's outstanding stock options as the outstanding warrants expired on November 30, 1999 or were antidilutive.

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 1, 1999, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.75% as of February 29, 2000). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000. This agreement requires that the Company meet certain covenants including financial ratios. As of February 29, 2000, the Company was in compliance with the covenants and financial ratios. As of February 29, 2000, the outstanding balance under this agreement was $700,000.


NOTE 5- COMMON STOCK

In October 1998 the Company announced a share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for $729,807. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for $101,351.


NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments as of the first quarter of fiscal 2000 and 1999, respectively is as follows:


Three Months Ended                              Equipment        Coatings    Discontinued
February 29, 2000                                & Parts         & Grouts     Operations    Corporate     Consolidated
-----------------                                -------         --------     ----------    ---------     ------------

Net Sales                                     $2,797,188      $  691,545      $    -         $     -       $3,488,733
Depreciation and amortization:                    49,545          22,770           -              16           72,331
Interest expense:                                    452               -           -          12,425           12,877
Income from continuing operations before
taxes:                                           369,582          24,619           -        (140,913)         253,288
Identifiable assets:                           6,751,233       1,780,572           -         309,607        8,841,412
Capital expenditures:                             47,854          14,305           -               -           62,159

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Three Months Ended                            Equipment        Coatings      Discontinued
February 28, 1999                              & Parts         & Grouts       Operations        Corporate     Consolidated
-----------------                              -------         --------       ----------        ---------     ------------

Net Sales                                    $ 2,668,857     $   426,550        $       -         $     -      $ 3,095,407
Depreciation and amortization:                    44,520          21,090                -              16           65,626
Interest expense:                                    428               -                -          23,965           24,393
Income from continuing operations before
taxes:                                           354,017         (17,160)               -        (112,524)         224,333
Identifiable assets:                           6,068,624       1,592,986          127,386         425,811        8,214,807
Capital expenditures:                             58,330           8,039                -               -           66,369


The following table presents percentage of total revenues by region.

                                 Three Months Ended    Three Months Ended
Region                            February 29, 2000    February 28, 1999
-------                           -----------------    -----------------
United States                            65%                   69%
Europe/Middle East                       18                    19
Asia/Pacific Rim                          9                    10
Other                                     8                     2
                                 ------------------    ------------------
Total                                    100%                  100%


NOTE 7- DISCONTINUED OPERATIONS

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

On January 14, 1998 the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement. The consideration received of approximately $1,350,000 includes a $300,000 promissory note bearing 8% interest and due in three years and $350,000, for a three-year non-compete agreement with the buyer. The Company negotiated an early payment of the promissory note

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


during 1998. Cash received of $250,000 approximated the carrying value of the note. The non-compete agreement is being amortized to income over the three-year contract period. In November 1999, the Company contributed the ACC land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI has indemnified the Company and has agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. Terms of the contribution agreement require MLI to purchase a $1,000,000 environmental insurance policy and name the Company in the policy as insured. As a measure of additional protection, the Company obtained an additional environmental insurance policy. Management believes the Company is adequately insured in the unlikely event of being assessed a future liability.

In connection with the contribution of the ACC land and building to MLI, the carrying value of the real estate and the direct costs associated therewith were appropriately charged to discontinued operations in the fourth quarter of fiscal 1999. No related income tax benefit was provided.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      FIRST QUARTER ENDED FEBRUARY 29, 2000

         RESULTS OF OPERATIONS
         ---------------------

         Net sales for the three months ended February 29, 2000 were $3,488,733 compared to $3,095,407 for the same period of the prior year, an increase of $393,326 or 12.7%. Of this amount, $264,995, represented increased net sales of specialty grout and epoxy products. This increase was a result of orders from recently signed Certified Applicators. Equipment and parts net sales increased $128,331. This increase was a result of increased sales of fiberglass equipment and to a lesser extent increased sales of polyurethane equipment, which was somewhat offset by decreased sales to OEM accounts. Foreign equipment and parts net sales increased 27%, whereas domestic equipment and parts net sales decreased 10%. The increase in foreign sales was led by an increase in sales to South America and Europe/Middle East and to a lesser extent the Asian/Pacific Rim.

         The Company's gross margin increased to $1,504,540, or 43.1% of net sales, in the current quarter from $1,334,877, or 43.1% of net sales, in the 1999 period. This increase was due to the increased sales volume.

         Operating expenses for the three months ended February 29, 2000 were $1,288,022 compared to $1,137,378 for the same period of the prior year, an increase of $150,644, or 13.2%. This increase was principally due to additional marketing and administrative expenses at GCI. The increased marketing expenses are attributable to the increased attendance at tradeshows. The increased administrative expenses are reflective of higher personnel costs.

         During the first quarter of 2000, other income, net of other expenses, increased from the same period in the prior year by $9,936, due principally to decreased interest expense.


         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         The Company's primary source of liquidity are cash provided by operations and availability under the revolving line of credit. At February 29, 2000 the Company has cash of $71,836, net working capital of $3,946,603 and approximately $2,800,000 available under the revolving line of credit.

         On May 1, 1999, the Company entered into a revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         at the bank's prime lending rate (8.75% as of February 29, 2000). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2000. This agreement requires that the Company meet certain covenants including financial ratios. As of February 29, 2000, the Company was in compliance with the covenants and financial ratios. As of February 29, 2000, the outstanding balance under this agreement was $700,000.

         As of February 29, 2000, the Company's working capital increased to $3,946,603 from $3,799,660 at November 30, 1999.


         YEAR 2000
         ---------

         Cohesant did not experience significant problems related to systems properly recognizing date sensitive information as a result of the year 2000. The costs associated with making its information systems year 2000 compliant were not material.


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

                           COHESANT TECHNOLOGIES INC.



         PART II. OTHER INFORMATION
         --------------------------


         ITEM 6.   Exhibits and Reports on Form 8-K

             (a)   Exhibits 27 - Financial Data Schedule

             (b)   Reports on Form 8-K - none

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated:            March 20, 2000


                                             COHESANT TECHNOLOGIES INC.


                                        BY:  /s/ Robert W. Pawlak
                                             ---------------------------
                                             Robert W. Pawlak
                                             Chief Financial Officer