Form 10KSB40/A
period 1999-11-30
COHESANT TECHNOLOGIES INC
filed 2000-04-27
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

(Mark One)

[x]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the fiscal year ended November 30, 1999

                                -----------------

[_] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from ______________ to ______________

                         Commission file number: 1-13484

                           COHESANT TECHNOLOGIES INC.
              (Exact name of Small Business Issuer in Its Charter)

Delaware                                                              34-1775913
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

         5845 West 82nd Street, Suite 102, Indianapolis, Indiana 46278
         (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number, Including Area Code:               (317) 875-5592

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 Par Value, registered on the Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value.

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

     State issuer's revenues for its most recent fiscal year. $14,191,450

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 26, 2000. $5,623,348.

     As of January 26, 2000, the issuer had 2,336,733 shares of Common Stock, $.001 par value, outstanding.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)  Exhibits

          99.1 Form 11-K Annual Report for the Company's 401(K) Profit Sharing Plan.

     (b)  Reports on Form 8-K. - none.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            April 27, 2000


                                         COHESANT TECHNOLOGIES INC.

                                         By: /s/ Dwight D. Goodman
                                             -----------------------------------
                                             Dwight D. Goodman
                                             President