Form 10QSB
period 2000-05-31
COHESANT TECHNOLOGIES INC
filed 2000-06-22
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      May 31, 2000
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                              ---------------------    -------------------------


Commission File Number:  1-13484
                         -------


                           COHESANT TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      34-1775913
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    Incorporation or organization)                    Identification No.)

   5845 West 82nd Street, Suite 102, Indianapolis, Indiana    46278
--------------------------------------------------------------------------------
  (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code      317-875-5592
                                                  ------------------------------


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

As of June 20, 2000, the Company has 2,341,608 shares of Common Stock, $.001 par value, outstanding.

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

         Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of May 31, 2000...........................1

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  May 31, 2000 and May 31, 1999..............................2

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Six Months Ended
                  May 31, 2000 and May 31, 1999..............................3

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Six Months Ended
                  May 31, 2000 and May 31, 1999..............................4

         Notes to Condensed Consolidated Financial Statements................5

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................10



         Part II.    Other Information
         -----------------------------

         Item 4. Submission of Matters to a Vote of Security Holders........13

         Item 6. Exhibits and Reports on Form 8-K...........................13


Signature...................................................................14

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                                   May 31, 2000
                                                                   ------------
ASSETS:
     Cash                                                           $    77,918
     Accounts receivable, net of allowance
          for doubtful accounts of $192,079                           2,949,027
     Inventories, net                                                 3,973,282
     Prepaid expenses and other                                         141,720
     Deferred tax assets                                                274,200
                                                                    -----------
               Total Current Assets                                   7,416,147

     Property, plant and equipment, net                                 586,464
     Investment and advances in unconsolidated affiliate                112,423
     Patents and other intangibles, net                                 116,674
     Goodwill, net                                                      699,044
     Other noncurrent assets                                              5,037
                                                                    -----------
               Total Assets                                         $ 8,935,789
                                                                    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                       $ 1,020,000
     Current maturities of long-term liabilities                         81,529
     Accounts payable                                                 1,213,359
     Accrued salaries, benefits and commissions                         296,113
     Accrued income taxes                                               480,168
     Other current liabilities                                          154,763
                                                                    -----------
               Total Current Liabilities                              3,245,932

Commitments and contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued)                       2,688
          Additional paid-in capital                                  6,447,960
          Retained deficit                                             (141,061)
          Treasury stock at cost, (346,735 shares)                     (619,730)
                                                                    -----------
                    Total Shareholders' Equity                        5,689,857
                                                                    -----------

                    Total Liabilities and Shareholders' Equity      $ 8,935,789
                                                                    ===========



            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months Ended
                                                May 31, 2000       May 31, 1999
                                                ------------       ------------

NET SALES                                        $ 4,266,822        $ 3,876,331
COST OF SALES                                      2,485,776          2,153,047
                                                 -----------        -----------
     Gross profit                                  1,781,046          1,723,284

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                             297,030            241,243
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       1,206,094          1,182,091
                                                 -----------        -----------
TOTAL OPERATING EXPENSES                           1,503,124          1,423,334

    Income from operations                           277,922            299,950

OTHER INCOME (EXPENSE):
     Interest expense                                (20,066)           (36,555)
     Interest income                                       0              1,869
     Equity in income of
          unconsolidated affiliate                    49,425              4,374
     Other income, net                                34,308             31,338
                                                 -----------        -----------

INCOME BEFORE INCOME TAXES                           341,589            300,976

INCOME TAX PROVISION                                (108,101)          (105,449)
                                                 -----------        -----------

NET INCOME                                           233,488            195,527
                                                 ===========        ===========

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE  (Note 3)                         $      0.10        $      0.08
                                                 ===========        ===========

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                           2,339,497          2,353,433
                                                 ===========        ===========
   DILUTED                                         2,406,737          2,378,261
                                                 ===========        ===========





            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Six Months Ended
                                                May 31, 2000       May 31, 1999
                                                ------------       ------------

NET SALES                                        $ 7,755,555        $ 6,971,738
COST OF SALES                                      4,469,969          3,913,577
                                                 -----------        -----------
     Gross profit                                  3,285,586          3,058,161

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                             551,045            475,246
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       2,240,101          2,085,466
                                                 -----------        -----------
TOTAL OPERATING EXPENSES                           2,791,146          2,560,712

    Income from operations                           494,440            497,449

OTHER INCOME (EXPENSE):
     Interest expense                                (32,943)           (60,948)
     Interest income                                       0              4,083
     Equity in income of
          unconsolidated affiliate                    61,874             15,979
     Other income, net                                71,506             68,746
                                                 -----------        -----------

INCOME BEFORE INCOME TAXES                           594,877            525,309

INCOME TAX PROVISION                                (197,212)          (188,452)
                                                 -----------        -----------

NET INCOME                                           397,665            336,857
                                                 ===========        ===========

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE  (Note 3)                         $      0.17        $      0.14
                                                 ===========        ===========

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                           2,338,122
                                                                      2,373,157
                                                 ===========        ===========
   DILUTED                                         2,401,423          2,408,677
                                                 ===========        ===========


            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         For the Six Months Ended
                                                      May 31, 2000     May 31, 1999
                                                      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   397,665      $   336,857
  Adjustments to reconcile net income to net cash
     used in continuing operations -
     Depreciation and amortization                         147,229          133,901
     Provision for doubtful accounts                        24,000           78,093
     Equity in income of unconsolidated subsidiary         (61,874)         (15,979)
     Net change in current assets and
      current liabilities-
       Accounts receivable                                (621,480)      (1,051,137)
       Inventories, net                                   (635,589)          26,644
       Prepaid expenses                                      3,616           29,551
       Accounts payable                                    295,394          (22,775)
       Other current liabilities                           (60,940)         (57,184)
       Other noncurrent assets                              (9,774)          11,013
       Other noncurrent liabilities                         (9,727)         (69,717)
                                                       -----------      -----------
       Net cash used in operating activities              (531,480)        (600,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                        (88,026)        (153,416)
   Change in noncurrent assets of discontinued
        operations                                               -          (84,624)
   Advances to unconsolidated affiliate                     18,203            5,017
                                                       -----------      -----------
        Net cash used in investing activities              (69,823)        (233,023)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings  under revolving line of credit              320,000          880,000
   Proceeds from sale of treasury stock                      6,326          101,351
   Purchase of treasury stock                                    -         (224,291)
                                                       -----------      -----------
        Net cash provided by financing activities          326,326          757,060
                                                       -----------      -----------
NET DECREASE IN CASH                                      (274,977)         (76,696)
CASH AT BEGINNING OF PERIOD                                352,895          119,967
                                                       -----------      -----------
CASH AT END OF PERIOD                                  $    77,918      $    43,271
                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
     Interest                                          $    25,308      $    60,948
                                                       -----------      -----------
     Income Taxes                                      $    20,149      $    16,000
                                                       ===========      ===========

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


NOTE 3 - EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This standard requires the presentation of two amounts, basic and diluted earnings per share. Financial instruments considered in the computation of diluted earnings per share included only the Company's outstanding stock options.

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 1, 2000, the Company entered into an amendment to an existing revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (9.50% as of May 31, 2000). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2001. This agreement requires that the Company meet certain covenants including financial ratios. As of May 31, 2000, the Company was in compliance with the covenants and financial ratios. As of May 31, 2000, the outstanding balance under this agreement was $1,020,000.


NOTE 5- COMMON STOCK

In October 1998 the Company announced a share repurchase program. The Company completed purchases under the program in April 1999. The Company repurchased 413,500 shares for $729,807. In December 1998 the Company sold 61,890 shares out of treasury to the Company sponsored 401(k) plan for $101,351. During the second quarter of fiscal 2000 several employees exercised 4,875 stock options, which were sold out of the Company's treasury stock.


NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments as of the second quarter and first six months of fiscal 2000 and 1999, respectively is as follows:


Three Months Ended                     Equipment        Coatings      Discontinued
May 31, 2000                            & Parts         & Grouts       Operations        Corporate       Consolidated
------------                            -------         --------       ----------        ---------       ------------

Net Sales                               $3,571,530     $  695,292         $    -      $       -         $4,266,822
Depreciation and amortization:              51,702         23,180              -             16             74,898
Interest expense:                              353              -              -         19,713             20,066

Income from continuing operations
before taxes:                              431,480         48,364              -       (138,255)           341,589
Identifiable assets:                     6,873,285      1,680,641              -        381,863          8,935,789
Capital expenditures:                       19,612          6,255              -              -             25,867

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Three Months Ended                            Equipment       Coatings      Discontinued
May 31, 1999                                   & Parts        & Grouts       Operations     Corporate     Consolidated
------------                                   -------        --------       ----------     ---------     ------------

Net Sales                                    $3,140,403     $  735,928      $       -        $     -      $3,876,331
Depreciation and amortization:                   47,554         20,705              -             16          68,275
Interest expense:                                   648              -              -         35,907          36,555
Income from continuing operations before
taxes:                                          364,894         62,151              -       (126,069)        300,976
Identifiable assets:                          6,123,164      1,828,143        155,861        408,554       8,515,722
Capital expenditures:                            75,905         11,142              -              -          87,047


Six Months Ended                              Equipment       Coatings      Discontinued
May 31, 2000                                   & Parts        & Grouts       Operations     Corporate     Consolidated
------------                                   -------        --------       ----------     ---------     ------------

Net Sales                                    $6,368,718     $1,386,837      $       -        $     -      $7,755,555
Depreciation and amortization:                  101,247         45,950              -             32         147,229

Interest expense:                                   805              -              -         32,138          32,943
Income from continuing operations before
taxes:                                          801,062         72,983              -       (279,168)        594,877
Identifiable assets:                          6,873,285      1,680,641              -        381,863       8,935,789
Capital expenditures:                            67,466         20,560              -              -          88,026

Six Months Ended                              Equipment       Coatings      Discontinued
May 31, 1999                                   & Parts        & Grouts       Operations     Corporate     Consolidated
------------                                   -------        --------       ----------     ---------     ------------

Net Sales                                    $5,809,260     $1,162,478      $       -        $     -      $6,971,738
Depreciation and amortization:                   92,074         41,795              -             32         133,901

Interest expense:                                 1,076              -              -         59,872          60,948
Income from continuing operations before
taxes:                                          718,911         44,991              -       (238,593)        525,309
Identifiable assets:                          6,123,164      1,828,143        155,861        408,554       8,515,722
Capital expenditures:                           134,235         19,181              -              -         153,416

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents percentage of total revenues by region.

                          Three Months Ended  Three Months Ended  Six Months Ended   Six Months Ended
Region                       May 31, 2000       May 31, 1999        May 31, 2000       May 31, 1999
-------                      ------------       ------------        ------------       ------------
United States                     58%                 71%                61%                70%
Asia/Pacific Rim                  22                  10                 16                 10
Europe/Middle East                14                  14                 16                 16
Other                              6                   5                  7                  4
                                 ---                 ---                ---                ---
Total                            100%                100%               100%               100%


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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


appropriately charged to discontinued operations in the fourth quarter of fiscal 1999. No related income tax benefit was provided.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                    THREE MONTHS ENDED MAY 31, 2000 AND 1999

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended May 31, 2000 were $4,266,822 compared to $3,876,331 for the same period of the prior year, an increase of $390,491 or 10.1%. Equipment and parts net sales increased $431,127. This increase was a result of increased sales of polyurethane equipment and to a lesser extent increased sales of fiberglass equipment, which was somewhat offset by decreased sales to OEM accounts. Foreign equipment and parts net sales increased 57%, whereas domestic equipment and parts net sales decreased 14%. The increase in foreign sales was primarily led by an increase in sales to Asian/Pacific Rim and to a lesser extent increased sales to South America and Europe/Middle East. Specialty grout and epoxy products net sales decreased $40,636 or 5.5%.

The Company's gross margin increased to $1,781,046, or 41.7% of net sales, in the current quarter from $1,723,284, or 44.5% of net sales, in the 1999 period. This increase was due to the increased sales volume. The decrease in gross margin percentage was a result of lower margins on domestic system sales at GCI.

Operating expenses for the three months ended May 31, 2000 were $1,503,124 compared to $1,423,334 for the same period of the prior year, an increase of $79,790, or 5.6%. This increase was principally due to additional marketing, research, development and engineering expenses at GCI. These increases are reflective of higher personnel costs. Administrative expenses decreased slightly due to lower personnel costs.

During the second quarter of 2000, other income, net of other expenses, increased from the same period in the prior year by $62,641, due principally to increased income derived from the unconsolidated affiliate and decreased interest expense.


                     SIX MONTHS ENDED MAY 31, 2000 AND 1999

RESULTS OF OPERATIONS
---------------------

Net sales for the six months ended May 31, 2000 were $7,755,555 compared to $6,971,738 for the same period of the prior year, an increase of $783,817 or 11.2%. Of this amount, $559,458, represented increased net sales of equipment and parts. This increase was a result of increased

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

sales of polyurethane equipment and to a lesser extent increased sales of fiberglass equipment, which was somewhat offset by decreased sales to OEM accounts. Foreign equipment and parts net sales increased 43%, whereas domestic equipment and parts net sales decreased 12%. The increase in foreign sales was led by an increase in sales to the Asian/Pacific Rim and South America and to a lesser extent Europe/Middle East. Specialty grout and epoxy products net sales increased $224,359 or 19.3%. This increase was a result of orders from recently signed Certified Applicators.

The Company's gross margin increased to $3,285,586, or 42.4% of net sales, in the current period from $3,058,161, or 43.9% of net sales, in the 1999 period. This increase was due to the increased sales volume. The slight decrease in gross margin percentage was a result of product mix.

Operating expenses for the six months ended May 31, 2000 were $2,791,146 compared to $2,560,712 for the same period of the prior year, an increase of $230,434, or 9.0%. This increase was principally due to additional marketing, research, development and engineering expenses at GCI. The increased marketing expenses are attributable to the increased attendance at tradeshows and higher personnel costs. The increased research, development and engineering expenses are primarily reflective of higher personnel costs. Administrative expenses decreased slightly due to lower personnel costs.

During the six months ended May 31, 2000, other income, net of other expenses, increased from the same period in the prior year by $72,577, due principally to increased income derived from the unconsolidated affiliate and decreased interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity are cash provided by operations and availability under the revolving line of credit. At May 31, 2000 the Company has cash of $77,918, net working capital of $4,170,215 and $2,480,000 available under the revolving line of credit.

On May 1, 2000, the Company entered into an amendment to an existing revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (9.50% as of May 31, 2000). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2001. This agreement requires that the Company meet certain covenants including financial ratios. As of May 31, 2000 the Company was in compliance with the covenants and financial ratios. As of May 31, 2000, the outstanding balance under this

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


agreement was $1,020,000. As of May 31, 2000, the Company's working capital increased to $4,170,215 from $3,799,660 at November 30, 1999.


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

                           COHESANT TECHNOLOGIES INC.


PART II. OTHER INFORMATION
--------------------------


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               a) The Company's annual meeting of stockholders was held on May 1, 2000.

               b) At the annual meeting, the Company's stockholders elected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2001.

               c) At the annual meeting, the Company's stockholders ratified the appointment of Arthur Andersen LLP as auditors of the Company for fiscal 2000. The holders of 2,238,378 shares of Common Stock voted to ratify the appointment, the holders of 12,800 shares voted against the ratification, and the holders of 327 shares abstained.

                           The following tabulation represents voting for the
                    Directors:

                                                                        For                         Withheld Authority
                                                             ---------------------------         --------------------------

                           Morten A. Cohen                           2,238,205                            13,300
                           Dwight D. Goodman                         2,238,205                            13,300
                           Michael L.  Boeckman                      2,238,205                            13,300
                           Richard L. Immerman                       2,238,205                            13,300
                           Morris H. Wheeler                         2,238,205                            13,300


          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)     Exhibits

                  4.1 Amendment to Credit and Security Agreement, Date May 1, 2000 by and between Cohesant Technologies Inc. and Union Planters Bank, N.A.

                  27   Financial Data Schedule

               (b)     Reports on Form 8-K - none

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated:            June 20, 2000


                                             COHESANT TECHNOLOGIES INC.


                                    BY:   /s/ Robert W. Pawlak
                                          ----------------------------
                                          Robert W. Pawlak
                                          Chief Financial Officer