Form 10QSB
period 2000-08-31
COHESANT TECHNOLOGIES INC
filed 2000-09-29
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended      August 31, 2000
                                        --------------------

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934

         For the transition period from ______________ to _______________


         Commission File Number:  1-13484
                                  -------


                           COHESANT TECHNOLOGIES INC.
         ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                34-1775913
         ----------------------------------------------------------------------
            (State or other jurisdiction of                 (I.R.S. Employer
             Incorporation or organization)                 Identification No.)

            5845 West 82nd Street, Suite 102, Indianapolis, Indiana    46278
         ----------------------------------------------------------------------
           (Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code      317-875-5592
                                                           --------------


         ----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                  YES  X  NO
                                                      ---    ---

         As of September 28, 2000, the Company has 2,348,608 shares of Common Stock, $.001 par value, outstanding.

          Transitional Small Business Disclosure Format (check one)
                                                  YES     NO  X
                                                      ---    ---

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

         Part I.  Financial Information                                                          PAGE
         ------------------------------                                                          ----
                  Cohesant Technologies Inc. Condensed Consolidated
                           Balance Sheet as of August 31, 2000....................................  1

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Operations for the Three Months Ended
                           August 31, 2000 and August 31, 1999....................................  2

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Operations for the Nine Months Ended
                           August 31, 2000 and August 31, 1999....................................  3

                  Cohesant Technologies Inc. Condensed Consolidated
                           Statements of Cash Flows for the Nine Months Ended
                           August 31, 2000 and August 31, 1999....................................  4

                  Notes to Condensed Consolidated Financial Statements............................  5

                  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations..............................................  9



                  Part II.    Other Information

                  Item 6. Exhibits and Reports on Form 8-K........................................ 12


         Signature................................................................................. 13

                          PART I. FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                August 31, 2000
                                                                ---------------
ASSETS:
     Cash                                                       $       116,201
     Accounts receivable, net of allowance
          for doubtful accounts of $213,579                           3,439,412
     Inventories, net                                                 4,058,635
     Prepaid expenses and other                                         184,799
     Deferred tax assets                                                274,200
                                                                ---------------
               Total Current Assets                                   8,073,247

     Property, plant and equipment, net                                 554,320
     Investment and advances in unconsolidated affiliate                 81,106
     Patents and other intangibles, net                                 119,233
     Goodwill, net                                                      685,064
     Other noncurrent assets                                              4,536
                                                                ---------------
               Total Assets                                     $     9,517,506
                                                                ===============


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                   $     1,025,000
     Current maturities of long-term liabilities                         48,336
     Accounts payable                                                 1,178,821
     Accrued salaries, benefits and commissions                         405,202
     Accrued income taxes                                               623,161
     Other current liabilities                                          249,454
                                                                ---------------
               Total Current Liabilities                              3,529,974

Commitments and contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued)                       2,688
          Additional paid-in capital                                  6,444,180
          Retained earnings                                             147,864
          Treasury stock at cost, (339,735 shares)                     (607,200)
                                                                ---------------
                    Total Shareholders' Equity                        5,987,532
                                                                ---------------

                    Total Liabilities and Shareholders' Equity  $     9,517,506
                                                                ===============



            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       For the Three Months Ended
                                     August 31, 2000    August 31, 1999
                                     ---------------    ---------------

NET SALES                            $     4,123,238    $     3,844,303
COST OF SALES                              2,244,322          2,126,601
                                     ---------------    ---------------
     Gross profit                          1,878,916          1,717,702

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                     269,936            265,990
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES               1,223,975          1,099,669
                                     ---------------    ---------------
TOTAL OPERATING EXPENSES                   1,493,911          1,365,659

    Income from operations                   385,005            352,043

OTHER INCOME (EXPENSE):
     Interest expense                        (21,771)           (32,404)
     Interest income                               0              1,907
     Equity in income of
          unconsolidated affiliate            37,277             17,203
     Other income, net                        36,207             33,794
                                     ---------------    ---------------

INCOME BEFORE INCOME TAXES                   436,718            372,543

INCOME TAX PROVISION                        (147,793)          (131,476)
                                     ---------------    ---------------

NET INCOME                                   288,925            241,067
                                     ===============    ===============

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                       $          0.12    $          0.10
                                     ===============    ===============

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                   2,343,695          2,336,733
                                     ===============    ===============
   DILUTED                                 2,404,653          2,374,953
                                     ===============    ===============





            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        For the Nine Months Ended
                                     August 31, 2000    August 31, 1999
                                     ---------------    ---------------

NET SALES                            $    11,878,793    $    10,816,041
COST OF SALES                              6,714,291          6,040,178
                                     ---------------    ---------------
     Gross profit                          5,164,502          4,775,863

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                     820,981            741,236
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES               3,464,076          3,185,135
                                     ---------------    ---------------
TOTAL OPERATING EXPENSES                   4,285,057          3,926,371

    Income from operations                   879,445            849,492

OTHER INCOME (EXPENSE):
     Interest expense                        (54,714)           (93,352)
     Interest income                               0              5,990
     Equity in income of
          unconsolidated affiliate            99,151             33,182
     Other income, net                       107,713            102,540
                                     ---------------    ---------------

INCOME BEFORE INCOME TAXES                 1,031,595            897,852

INCOME TAX PROVISION                        (345,005)          (319,928)
                                     ---------------    ---------------

NET INCOME                                   686,590            577,924
                                     ===============    ===============

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE                       $          0.29    $          0.24
                                     ===============    ===============

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                   2,339,980          2,360,927
                                     ===============    ===============
   DILUTED                                 2,402,428          2,389,002
                                     ===============    ===============





            See Notes to Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        For the Nine Months Ended
                                                     August 31, 2000    August 31, 1999
                                                     ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $       686,590    $       577,924
  Adjustments to reconcile net income to net cash
     used in continuing operations -
     Depreciation and amortization                           215,245            205,061
     Provision for doubtful accounts                          45,500             84,162
     Equity in income of unconsolidated subsidiary           (99,151)           (33,182)
     Net change in current assets and
      current liabilities-
       Accounts receivable                                (1,133,365)        (1,158,826)
       Inventories, net                                     (729,882)           (27,873)
       Prepaid expenses and other                            (39,463)              (529)
       Accounts payable                                      260,856             86,714
       Other current liabilities                             252,640            234,596
       Other noncurrent assets                               (14,534)             5,313
       Other noncurrent liabilities                           (9,727)          (102,614)
                                                     ---------------    ---------------
       Net cash used in operating activities                (565,291)          (129,254)
                                                     ---------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment additions                   (98,276)          (164,568)
   Change in noncurrent assets of discontinued
        operations                                              --              (86,329)
   Advances to unconsolidated affiliate                       86,797             19,551
                                                     ---------------    ---------------
        Net cash used in investing activities                (11,479)          (231,346)
                                                     ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving line of credit                 325,000            480,000
   Proceeds from sale of treasury stock                       15,076            101,351
   Purchase of treasury stock                                   --             (224,053)
                                                     ---------------    ---------------
        Net cash provided by financing activities            340,076            357,298
                                                     ---------------    ---------------
NET DECREASE IN CASH                                        (236,694)            (3,302)
CASH AT BEGINNING OF PERIOD                                  352,895            119,967
                                                     ---------------    ---------------
CASH AT END OF PERIOD                                $       116,201    $       116,665
                                                     ===============    ===============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
     Interest                                        $        54,714    $        82,685
                                                     ---------------    ---------------
     Income Taxes                                    $        24,949    $        20,833
                                                     ===============    ===============




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


NOTE 3 - NEW ACCOUNTING STANDARD

In June 1998, the FASB issued SFAS No. 133, which establishes accounting and reporting standards for a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Company believes the adoption of Statement No. 133 will not have a material impact in the Company's financial position or results of operations. Implementation of this standard has been delayed by the FASB for a 12-month period. The Company will adopt SFAS No. 133 December 1, 2000.

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 1, 2000, the Company entered into an amendment to an existing revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (9.50% as of August 31, 2000). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2001. This agreement requires that the Company meet certain covenants including financial ratios. As of August 31, 2000, the Company was in compliance with the covenants and financial ratios. As of August 31, 2000, the outstanding balance under this agreement was $1,025,000.


NOTE 5- COMMON STOCK

During the first nine months of fiscal 2000 several employees exercised 11,875 stock options, which were sold out of the Company's treasury stock.


NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments as of the third quarter and first nine months of fiscal 2000 and 1999, respectively is as follows:

Three Months Ended               Equipment     Coatings  Discontinued
August 31, 2000                   & Parts      & Grouts    Operations    Corporate   Consolidated
---------------                   -------      --------    ----------    ---------   ------------

Net Sales                        $3,311,928   $  811,310   $     --     $     --      $4,123,238
Depreciation and amortization:       44,907       23,093         --             16        68,016
Interest expense:                       352         --           --         21,419        21,771
Income before taxes:                427,098      149,374         --       (139,754)      436,718
Assets:                           7,098,642    1,997,344         --        421,520     9,517,506
Capital expenditures:                10,046          204         --           --          10,250

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Three Months Ended                Equipment     Coatings      Discontinued
August 31, 1999                    & Parts      & Grouts       Operations    Corporate   Consolidated
---------------                    -------      --------       ----------    ---------   ------------
Net Sales                        $ 3,326,675   $   517,628   $      --     $      --      $ 3,844,303
Depreciation and amortization:        49,987        21,157          --              16         71,160
Interest expense:                        649          --            --          31,755         32,404
Income before taxes:                 479,130        18,032          --        (124,619)       372,543
Assets:                            6,327,242     1,793,208       157,566       447,383      8,725,399
Capital expenditures:                  9,956         1,196          --            --           11,152

Nine Months Ended                 Equipment     Coatings      Discontinued
August 31, 1999                    & Parts      & Grouts       Operations    Corporate   Consolidated
---------------                    -------      --------       ----------    ---------   ------------
Net Sales                        $ 9,680,646   $ 2,198,147   $      --     $      --      $11,878,793
Depreciation and amortization:       146,154        69,043          --              48        215,245
Interest expense:                      1,157          --            --          53,557         54,714
Income before taxes:               1,228,160       222,357          --        (418,922)     1,031,595
Assets:                            7,098,642     1,997,344          --         421,520      9,517,506
Capital expenditures:                 77,512        20,764          --            --           98,276

Nine Months Ended                 Equipment     Coatings      Discontinued
August 31, 1999                    & Parts      & Grouts       Operations    Corporate   Consolidated
---------------                    -------      --------       ----------    ---------   ------------
Net Sales                        $ 9,135,935   $ 1,680,106   $      --     $      --      $10,816,041
Depreciation and amortization:       142,061        62,952          --              48        205,001
Interest expense:                      1,725          --            --          91,627         93,352
Income before taxes:               1,198,041        63,023          --        (363,212)       897,852
Assets:                            6,327,242     1,793,208       157,566       447,383      8,725,399
Capital expenditures:                144,191        20,377          --            --          164,568


The following table presents percentage of total revenues by region.

                              Three Months Ended       Three Months Ended      Nine Months Ended       Nine Months Ended
Region                          August 31, 2000          August 31, 1999         August 31, 2000        August 31, 1999
-------                         ---------------          ---------------         ---------------        ---------------
United States                          67%                     73%                     64%                     71%
Asia/Pacific Rim                       14                      12                      15                      11
Europe/Middle East
                                       13                      11                      15                      14
Other                                   6                       4                       6                       4
                                      ---                     ---                     ---                     ---
Total                                 100%                    100%                    100%                    100%

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                   THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

RESULTS OF OPERATIONS

Net sales for the three months ended August 31, 2000 were $4,123,238 compared to $3,844,303 for the same period of the prior year, an increase of $278,935 or 7.3%. Specialty grout and epoxy products net sales increased $293,682 or 56.7%. This increase was a result of higher sales to established Certified Applicators as well as increased orders from recently signed Certified Applicators. Equipment and parts net sales decreased slightly by $14,747, from sales in the comparable 1999 period. This decrease was a result of decreased sales to OEM accounts, which were partially offset by increased sales of polyurethane equipment and to a lesser extent increased sales of fiberglass equipment. Foreign equipment and parts net sales increased 34%, whereas domestic equipment and parts net sales decreased 18%. The increase in foreign sales was primarily led by an increase in sales to Europe/Middle East and the Asian/Pacific Rim.

The Company's gross margin increased to $1,878,916, or 45.6% of net sales, in the current quarter from $1,717,702, or 44.7% of net sales, in the 1999 period. This increase was due to the increased sales volume and the increase in gross margin percentage was a result of increased sales of the higher margin epoxy and grout products.

Operating expenses for the three months ended August 31, 2000 was $1,493,911 compared to $1,365,659 for the same period of the prior year, an increase of $128,252, or 9.4%. This increase was principally due to additional selling expenses. The increased selling expenses are a result of the increased sales volume and higher personnel costs.

During the third quarter of 2000, other income, net of other expenses, increased from the same period in the prior year by $31,213, due principally to increased income derived from the unconsolidated affiliate and decreased interest expense.


                   NINE MONTHS ENDED AUGUST 31, 2000 AND 1999

RESULTS OF OPERATIONS

Net sales for the nine months ended August 31, 2000 were $11,878,793 compared to $10,816,041 for the same period of the prior year, an increase of $1,062,752 or 9.8%. Of this amount, $544,711, represented increased net sales of equipment and parts. This increase was a result of increased sales of polyurethane equipment and to a lesser extent increased sales of

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


fiberglass equipment, which was somewhat offset by decreased sales to OEM accounts. Foreign equipment and parts net sales increased 40%, whereas domestic equipment and parts net sales decreased 14%. The increase in foreign sales was led by an increase in sales to the Asian/Pacific Rim and to a lesser extent South America and Europe/Middle East. Specialty grout and epoxy products net sales increased $518,041 or 30.8%. This increase was a result of orders from recently signed Certified Applicators.

The Company's gross margin increased to $5,164,502, or 43.5% of net sales, in the current period from $4,775,863, or 44.2% of net sales, in the 1999 period. This increase was due to the increased sales volume, where as the decrease in gross margin percentage was a result of a change in product mix.

Operating expenses for the nine months ended August 31, 2000 were $4,285,057 compared to $3,926,371 for the same period of the prior year, an increase of $358,686, or 9.1%. This increase was principally due to additional selling, research, development and engineering expenses. The increased selling expenses are attributable to the increased sales volume, elevated attendance of tradeshows, higher personnel costs and increased general marketing expenses. The increased research, development and engineering expenses are primarily reflective of higher personnel costs.

During the nine months ended August 31, 2000, other income, net of other expenses, increased from the same period in the prior year by $103,790, due principally to increased income derived from the unconsolidated affiliate and decreased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operations and availability under the revolving line of credit. At August 31, 2000 the Company has cash of $116,201.

The Company's net inventory increased to $4,058,635 at August 31, 2000 from $3,367,160 at November 30, 1999. This increase is primarily attributable to the introduction of new dispensing systems at GCI.

On May 1, 2000, the Company entered into an amendment to an existing revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (9.50% as of August 31, 2000). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2001. This agreement requires that the Company meet

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


certain covenants including financial ratios. As of August 31, 2000 the Company was in compliance with the covenants and financial ratios. As of August 31, 2000, the outstanding balance under this agreement was $1,025,000. As of August 31, 2000, the Company's working capital increased to $4,543,273 from $3,799,660 at November 30, 1999.


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

Dated:            September 28, 2000


                                              COHESANT TECHNOLOGIES INC.


                                     BY:      /s/ Robert W. Pawlak
                                              ----------------------------------
                                              Robert W. Pawlak
                                              Chief Financial Officer