Form 10KSB40
period 2000-11-30
COHESANT TECHNOLOGIES INC
filed 2001-02-12
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended                 November 30, 2000
                          --------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -----------------------
                  Commission file number      1-13484
                                         -------------------

                           COHESANT TECHNOLOGIES INC.
              (Exact name of Small Business Issuer in Its charter)
Delaware                                                34-1775913
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)
5845 West 82nd Street, Ste. 102, Indianapolis, Indiana 46278
(Address of Principal Executive Offices)         (Zip Code)
Issuer's Telephone Number, Including Area Code:  (317) 875-5592

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 Par Value registered on the Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X__ No_____

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $15,820,077.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 31, 2001. $2,253,782.

         As of January 31, 2001, the Issuer had 2,349,608 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended November 30, 2000, portions of which document shall be deemed to be incorporated by reference in Part III of this Annual Report on Form 10-K from the date such document is filed.

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

         The Company's spray finishing and coating application equipment systems are designed specifically for use with multiple component formulations such as polyesters, polyurethanes, polyureas and epoxies. These equipment systems commonly are employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products and to create packaging and to fill molds for diverse products such as recreational boat hulls and construction products. The Company also maintains an extensive inventory of replacement parts and supplies.

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

         For the years ended November 30, 2000 and 1999, the Company had net sales of $15,820,000 and $14,191,000, respectively, of which $12,719,000 and
$11,876,000, respectively, were for equipment systems, replacement parts and supplies and $3,101,000 and $2,315,000, respectively, were for coating and grout products.

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

(b)      Narrative Description of Business
         ---------------------------------

PRODUCTS

  Specialized Spray Equipment. The Company designs and manufactures a wide range of spray and application equipment systems and supplies to spray multi-component formulations such as fiberglass reinforced plastics and polyurethane foam. Net sales of spray equipment systems amounted to $6,858,000 and $6,263,000 for the fiscal years ended November 30, 2000 and 1999, respectively, representing 43.4% and 44.1%, respectively, of net sales. A significant portion of the Company's equipment business is the sale of replacement and spare parts and supplies for its current and discontinued spray equipment systems. The Company maintains an inventory of approximately 6,500 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $5,861,000 and $5,613,000, representing 37.0% and 39.6% of net sales for the fiscal years ended November 30, 2000 and 1999, respectively.

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

         The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals ("VOC's") such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI's spray equipment systems use air assist containment ("AAC") to reduce spray emissions and overspray and increase transfer efficiency and spray control. Improved containment limits emissions of environmentally and occupationally hazardous chemicals. Greater transfer efficiency results in less waste of product. GCI has developed new products with non-atomized dispense capabilities that further reduce VOC's. These products include the new INDy spray system, which features a new internal mix gun and patent pending spray noozle.

  Other multi-component spray equipment. The Company also designs and manufactures spray and applications equipment systems for dispensing polyurethane, polyurea and other multi-component materials and coatings. Polyurethane is used for insulation, packaging, flotation devices and many other uses. These materials are used for insulation and protective coatings and for the manufacture of formed plastic products such as automobile and aircraft components and marine products. The Company's technology has many applications in the plastics and coatings industries. Consequently, the Company continuously seeks and develops new and different uses for its equipment. The Company, when necessary, will modify existing equipment designs or will design new equipment to meet the requirements of new plastics and other products as well as changing regulation and manufacturing methods.

Raven Lining Systems

         Raven produces high performance protective coatings under the Raven and AquataPoxy brands. These proprietary formulations of solvent-free coatings and grouts contain no VOC's. As with GCI, Raven benefits significantly from increasing government regulation of VOC's and the resulting trend towards low VOC products. Additionally, Raven fulfills specifying engineers' requests for application of Raven products by the Company's professional Certified Applicators.

  AquataPoxy Products. The AquataPoxy line of solvent-free epoxy coating and grout products is designed to extend the life of a structure by protecting it from corrosion. These products are formulated with higher performance characteristics compared with competitive products, including excellent resistance to moisture, corrosion and chemical attack. AquataPoxy products are used in the construction, repair, rehabilitation and maintenance of food processing and water storage structures, wastewater treatment and collection systems of municipalities and industrial and recreational facilities. AquataPoxy products are unique with their high moisture tolerant characteristics that allow them to be applied to underwater and moisture filled concrete surfaces. AquataPoxy is ideally suited for the rapidly growing market in underground rehabilitation of infrastructure. AquataPoxy is therefore being specified for use by many engineers and governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities by trained applicators. The Company is aggressively demonstrating and testing AquataPoxy to expand awareness of its unique attributes and the application and marketing benefits of its Certified Applicator program.

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

  Raven Products. Raven extends the Company's presence in the protective coating and lining marketplace. Raven's unique high performance line of products and network of Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries. Raven's sprayable epoxies were formulated for ultra high-build (20-250 mils per coat) application on concrete, masonry and steel surfaces providing protection from atmospheric and chemical corrosion. The high physical strengths of some Raven formulations permit the epoxy to enhance the structural integrity of damaged structures. Raven products can be quickly applied under harsh environmental conditions providing quick return to service and substantial savings for industrial facilities by lessening downtime. The life span of the infrastructure exposed to these conditions can increase dramatically with the use of Raven's high performance protective coatings and linings.

         Raven coatings and grouts are also solventless, nontoxic, 100% solids epoxy products, emitting no VOC's. These products offer safe working environments while complying with the existing United States Environmental Protection Agency ("EPA") and Clean Air Act regulations.

         Net sales of AquataPoxy and Raven products amounted to $3,101,000 and $2,315,000, representing 19.6% and 16.3% of net sales for the fiscal years ended November 30, 2000 and 1999, respectively.

RTM Systems, Inc.

         RTM markets equipment which produces fiberglass reinforced plastic products with a closed, low-pressure molding process. This method, like most molding processes, permits the resin to displace all of the air in the mold, completely saturating the fiberglass mat, which is then allowed to cure. RTM also sells products and equipment used to build molds.

         On November 1, 2000, GCI purchased an additional one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation organized in 1989, for a nominal amount bringing GCI's ownership in RTM to 67%.

MARKETING

  Distributors and Certified Applicators

         The Company's products are sold through a growing network of independent distributors and Certified Applicators in the United States and overseas.

         Generally, the products of GCI are sold through over 100 independent domestic and foreign equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the foreign distributors sell only industrial equipment. For the fiscal years ended November 30, 2000 and 1999, GCI's ten largest distributors accounted for 47% and 44%, respectively, of equipment system and replacement and spare parts sales. Of the foregoing, five and four of the distributors in fiscal 2000 and 1999, respectively, were foreign based. GCI provides training to the distributors and customers in the use of its equipment systems and products.

         Raven markets its products, application and spray technology through domestic and foreign independent distributors, manufacture representatives and Certified Applicators. Raven presently has thirty-four domestic Certified Applicators and one international Certified Applicator. For the fiscal years ended November 30, 2000 and 1999 Raven's ten largest Certified Applicators accounted for 63% and 68%, respectively, of coating and grout product sales.

  Brochures, Advertising and Trade Shows

         The Company supports its marketing with internally prepared brochures, sales catalogues, direct mailings and media insertions in various trade publications. In connection with coating and grout products, the Company also prepares media promotion kits and product demonstration kits for use by Certified Applicators and distributors. Company personnel, representatives and distributors attend trade shows in the United States and overseas. Typically, potential customers and distributors attend these shows. In addition, these shows afford the Company the opportunity to keep abreast of its competitors' products and developments in the industry. Company personnel also participate in various industry organizations and work with complementary technologies to present educational and technical seminars. These seminars assist in industry growth and guide prospective customers to the Company's products and methods.

MANUFACTURING AND RAW MATERIALS SUPPLY

         The Company assembles its equipment system products from commercially available components and components manufactured to specification by a variety of vendors. The Company performs minimal fabrication of components. The Company is not dependent upon any single vendor for the conduct of its business, and generally has alternative sources for all necessary components.

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

         There are a number of competitive equipment manufacturers, which include the Binks division of Illinois Tool Works, Inc., Gusmer, Inc. and Magnum-Venus Products. Competitors of the Company's AquataPoxy and Raven products include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. The Company competes by continually broadening awareness of its unique products through engineering, research and development, by continuing to offer its entire product line on a price competitive basis, and through product line extensions.

         The markets for the Company's products are characterized by changing technology and industry standards. Accordingly, the ability of the Company to compete is dependent upon the Company's ability to complete development and effectively market its state-of-the-art equipment and coating products.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company has a research and development program to continually improve its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. The Company has sixteen full-time employees devoted to engineering, research and development.

Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessors. Research, development and engineering expenses for the fiscal years ended November 30, 2000 and 1999 were approximately $1,071,000 and $970,000, respectively, or 6.8% of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

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

         The Company has in place programs to achieve and maintain substantial compliance with the currently existing environmental and worker exposure laws and regulations, which materially affect the Company's continuing businesses. As of the date of this Report, based on its experience and consultations with environmental consultants, management believes that the Company is taking or has taken all necessary measures to comply with all applicable Federal, state and local environmental laws and regulations and worker exposure regulations.

         As a product exporter, the Company is subject to regulation by foreign governments. There can be no assurance that the Company will be in compliance with or achieve compliance with laws and regulations enacted by foreign governments in the future.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

         The Company holds eight U.S. patents and four U.S. patent applications, of which five patents are applicable to AAC(R) methods and apparatus of the Company. The Company's AAC(R) methods and apparatus use a flow of compressed air to contain and reduce over spray and vapor emissions and increase transfer efficiency and spray control.

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

EMPLOYEES

         As of January 19, 2001, the Company employed approximately 75 full time persons, 19 of whom are in sales, 12 are in engineering, 6 are in research and development and service, 4 are in quality control, 23 are in manufacturing and 11 are in accounting and administration. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma. GCI leases approximately 51,200 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January 2004. Raven leases approximately 14,400 square feet of combined office and manufacturing space in Tulsa, Oklahoma through April 2002. The Company believes its facilities are adequate to meet its current and prospective needs.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company is subject, nor to the knowledge of the Company are any legal proceedings threatened, other than for ordinary, routine proceedings incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended November 30, 2000.

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

         J. STEWART NANCE has been an executive officer of the Company since June 1998 and has been President of Raven since December 1995. Previously, he was President and part owner of Raven's predecessor company.

         ROBERT W. PAWLAK has been Vice President-Finance and Chief Financial Officer of the Company since June 1998, Secretary of the Company since June 1997 and Controller of the Company since October 1996. Mr. Pawlak held various accounting positions for GCI since March 1994.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Common Stock of the Company is quoted on Nasdaq under the symbol "COHT". The Company's Common Stock is also listed on the Boston Stock Exchange.

         The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter in the two year period ended November 30, 2000, as reported by Nasdaq. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

COMMON STOCK                                                    Bid Price
------------                                                    ---------
                                                          High            Low
                  Year Ended November 30, 1999           ------          -----
                  ----------------------------
                        First Quarter                    $2.063          $1.50
                        Second Quarter                    2.00            1.25
                        Third Quarter                     2.563           1.50
                        Fourth Quarter                    2.75            1.938

                  Year Ended November 30, 2000
                  ----------------------------
                        First Quarter                    $3.69           $2.13
                        Second Quarter                    3.72            2.63
                        Third Quarter                     3.75            2.31
                        Fourth Quarter                    3.125           2.188


         On January 19, 2001, the Company had approximately 560 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Fiscal Year Ended November 30, 2000 as compared to Fiscal Year Ended November 30, 1999

         Net sales for the fiscal year ended November 30, 2000, were $15,820,000 representing an increase of $1,629,000 or 11.5%, from fiscal 1999 net sales of $14,191,000. The increase consisted of an $843,000 or 7.1% increase in net sales of equipment systems and parts to $12,719,000 in fiscal 2000. This increase was attributable to additional sales of polyurethane and polyurea equipment and to a lesser extent increased sales of fiberglass equipment, which was somewhat offset by decreased sales to OEM accounts. Foreign equipment and parts net sales were up 34%, whereas domestic equipment and parts net sales decreased 11%. The decrease in domestic equipment and part sales was primarily attributable to the decrease in sales to OEM accounts. The increase in foreign sales was led by an increase in sales to Asian/Pacific Rim and to a lesser extent Europe/Middle East and South America. Specialty coating and grout products net sales increased to $3,101,000, a $785,000 or 33.9% increase from fiscal 1999 net sales. This increase was a result of increased sales to existing Certified Applicators as well as new Certified Applicators.

         For the fiscal years ended November 30, 2000 and 1999,respectively, gross margins as a percentage of net sales were 43.5% and 44.1%, respectively. The slight decrease in fiscal 2000 was due to change in product mix.

         Research, development and engineering expenses were approximately $1,071,000 and $970,000 for the fiscal years ended November 30, 2000 and 1999, respectively. While these expenses were essentially unchanged as a percentage of net sales, the $101,000 increase was primarily attributable to higher personnel costs.

         Selling, general and administrative expenses for the fiscal years ended November 30, 2000 and 1999, were $4,607,000 and $4,250,000, respectively, representing an increase of approximately 8.4% or $357,000, but a slight decrease as a percentage of net sales from 29.9% in fiscal 1999 to 29.1% in fiscal 2000. The dollar increase was principally due to additional expenses attributable to the increased sales volume, attendance at a greater number of tradeshows, higher personnel costs and increased general marketing expenses.

         Other income, net of other expenses for the fiscal year ended November 30, 2000, increased approximately $115,000 from the fiscal 1999 period. This increase was a result of increased income derived from the unconsolidated affiliate and decreased interest expense.

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

         In November 1999, the Company contributed the ACC land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI has indemnified the Company and has agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. As a measure of additional protection, the Company obtained an environmental insurance policy. Management believes the Company is adequately insured in the unlikely event of being assessed a future liability.

         In connection with the contribution of the ACC land and building to MLI, the carrying value of the real estate and the direct costs associated therewith were appropriately charged to discontinued operations in 1999. No related income tax benefit was provided. Management was taking certain actions and incurred certain costs to prepare the ACC land and building for sale. Prior to contribution, the ACC land and building were held for sale.


LIQUIDITY AND CAPITAL RESOURCES

         On May 1, 2000, the Company renewed its revolving line of credit agreement. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending (9.5% as of November 30, 2000). The credit facility is fully secured by a lien on all assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2001. The

Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. This agreement requires that the Company meet certain covenants including financial ratios. As of November 30, 2000, the Company was in compliance with the financial covenants. At November 30, 2000, the outstanding balance under this agreement was $179,000 and the Company had approximately $3,150,000 of borrowing availability.

         As of November 30, 2000, the Company's working capital increased to $4,571,081 from $3,799,660 at November 30, 1999 and includes cash of $61,053.
The increase in working capital was primarily due to an increase in trade receivables and inventory balances and a decrease in borrowings under the revolving line of credit agreement, which was somewhat offset by an increased balance of accrued income taxes and a decrease of cash on hand at November 30, 2000. The increase in trade receivables was a result of net sale increases in foreign markets and to Certified Applicators, as previously mentioned, which generally have extended trade terms. The Company's inventory balance increased due to the introduction of several new spray systems.

         The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

NEW ACCOUNTING STANDARD

         In June 1998, the FASB issued SFAS No. 133, which establishes accounting and reporting standards for a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. As the Company does not utilize derivative instruments, this statement did not impact the Company's financial position or results of operations.


ITEM 7.  FINANCIAL STATEMENTS

         This information appears in a separate section of this report following
Part III.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company incorporates herein by reference the information appearing under the caption "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 30, 2001. Information with respect to the Company's executive officers appear at the end of PART I of this Form 10-KSB.




ITEM 10. EXECUTIVE COMPENSATION

         The Company incorporates herein by reference the information appearing under the caption "Executive Compensation" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 30, 2001.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company incorporates herein by reference the information appearing under the caption "Ownership of Voting Securities" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 30, 2001.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incorporates herein by reference the information appearing under the caption "Certain Relationships and Related Transactions" of the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission on or about March 30, 2001.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

        *3.1  Certificate of Incorporation of the Company, as  corrected.
       **3.2  By-Laws of the Company, as amended.
     ****4.1  Credit and Security Agreement, dated May 1, 2000, by and between the Company and Union Planters Bank, N.A.
      **10.1  The Company's 1994 Employee Stock Option Plan.
   *****10.2  Lease Agreement between Glas-Craft, Inc. and ProLogis North
              Carolina Limited Partnership.
     ***10.4  Financial Advisory Agreement between Clarion Management Ltd. and the Company dated June 1, 1996.
  ******10.5  Amendment to Lease Agreement between Glas-Craft, Inc. and ProLogis
              North  Carolina  Limited Partnership.
        21.1  Subsidiaries of the Registrant.
        23    Consent of Independent Public Accountants

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

 **** Incorporated herein by reference to Exhibit 4.1 included in the Company's Quarterly report on Form 10-QSB for the quarter ended May 31, 2000.

***** Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1998.

****** Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 1999.

    (b)  Reports on Form 8-K. - none

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                      Page
                                                                      ----

Report of Independent Public Accountants                               F-2
Consolidated Balance Sheets as of November 30, 2000 and
     1999                                                              F-3
Consolidated Statements of Operations for the Years Ended,
     November 30, 2000 and 1999                                        F-5
Consolidated Statements of Shareholders' Equity
     for the Years Ended November 30, 2000 and 1999                    F-6
Consolidated Statements of Cash Flows for the Years Ended
     November 30, 2000 and 1999                                        F-7
Notes to Consolidated Financial Statements                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and Shareholders of Cohesant Technologies Inc.:

We have audited the accompanying consolidated balance sheets of COHESANT TECHNOLOGIES INC. (a Delaware corporation) and subsidiaries as of November 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohesant Technologies Inc. and subsidiaries as of November 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                                    ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
December 15, 2000.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2000 AND 1999

                                     ASSETS

                                                                                         2000                     1999
                                                                                   ------------------       ------------------
ASSETS:
  Cash                                                                                     $  61,053                $  352,895
  Accounts receivable, net of allowance for doubtful accounts of $210,061 and
       $168,079, respectively                                                              3,176,090                 2,351,547
  Inventories, net                                                                         3,667,518                 3,367,160
  Prepaid expenses and other                                                                 133,607                   145,336
  Deferred tax assets                                                                        173,300                   274,200
                                                                                          ----------                ----------
          Total current assets                                                             7,211,568                 6,491,138

  Property, plant and equipment, net of accumulated depreciation of $1,005,918
         and $796,992, respectively                                                          552,061                   582,103

  Investment and advances in unconsolidated affiliate                                         61,602                    68,752
  Patents and other intangibles, net of accumulated amortization of  $101,561
          and  $94,118, respectively                                                         123,828                   110,972
  Goodwill, net of accumulated amortization of $217,392 and $161,472,
       respectively                                                                          919,657                   727,004
  Other noncurrent assets                                                                      6,145                     7,102
                                                                                          ----------                ----------
          Total assets                                                                    $8,874,861                $7,987,071
                                                                                          ==========                ==========







   The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2000 AND 1999

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                         2000                     1999
                                                                                   ------------------       ------------------

LIABILITIES:
  Revolving line of credit                                                                $  179,000                $  700,000
  Current maturities of long-term liabilities                                                  9,730                   138,090
  Accounts payable                                                                           899,888                   917,965
  Accrued salaries, benefits and commissions                                                 428,960                   327,707
  Accrued taxes                                                                              625,197                   303,105
  Accrued earn-out                                                                           248,573                   119,204
  Other current liabilities                                                                  249,139                   185,407
                                                                                          ----------                ----------
          Total current liabilities                                                        2,640,487                 2,691,478

  Other noncurrent liabilities                                                                     -                     9,727
                                                                                          ----------                ----------
          Total liabilities                                                                2,640,487                 2,701,205

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)


SHAREHOLDERS' EQUITY:
  Common stock ($.001 par value; 10,000,000 shares authorized and
          2,688,343 shares issued)                                                             2,688                     2,688
  Additional paid-in capital                                                               6,451,008                 6,450,360
  Accumulated earnings (deficit)                                                             387,878                  (538,726)
  Treasury stock at cost, (339,735 and 351,610 shares, respectively)                        (607,200)                 (628,456)
                                                                                          ----------                ----------
          Total shareholders' equity                                                       6,234,374                 5,285,866
                                                                                          ----------                ----------
          Total liabilities and
            shareholders' equity                                                          $8,874,861                $7,987,071
                                                                                          ==========                ==========










   The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                                            2000                 1999
                                                        ------------         ------------

NET SALES                                               $ 15,820,077         $ 14,191,450
COST OF SALES                                              8,945,458            7,930,515
                                                        ------------         ------------
          Gross profit                                     6,874,619            6,260,935

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES             1,070,845              969,958
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               4,607,182            4,250,152
                                                        ------------         ------------
TOTAL OPERATING EXPENSES                                   5,678,027            5,220,110

          Income from operations                           1,196,592            1,040,825

OTHER INCOME (EXPENSE):
  Interest expense                                           (70,907)            (116,689)
  Interest income                                                  -                7,580
  Equity in earnings of unconsolidated affiliate             107,653               39,428
  Other income, net                                          152,835              144,106
                                                        ------------         ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
INCOME TAXES                                               1,386,173            1,115,250

INCOME TAX PROVISION                                        (459,569)            (222,338)
                                                        ------------         ------------

INCOME FROM CONTINUING OPERATIONS                            926,604              892,912

DISCONTINUED OPERATIONS (NOTE 13)                                  -             (225,000)
                                                        ------------         ------------

NET INCOME                                              $    926,604         $    667,912
                                                        ============         ============

NET INCOME (LOSS) PER SHARE BASIC
     CONTINUING OPERATIONS                              $       0.40         $       0.38
     DISCONTINUED OPERATIONS                                       -                (0.10)
                                                        ------------         ------------
  NET INCOME PER SHARE                                  $       0.40         $       0.28
                                                        ============         ============

NET INCOME (LOSS) PER SHARE DILUTED
     CONTINUING OPERATIONS                              $       0.39         $       0.37
     DISCONTINUED OPERATIONS                                       -                (0.09)
                                                        ------------         ------------
  NET INCOME PER SHARE                                  $       0.39         $       0.28
                                                        ============         ============

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
  BASIC                                                    2,342,125            2,354,895
                                                        ============         ============
  DILUTED                                                  2,402,264            2,388,978
                                                        ============         ============





 The accompanying notes are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                                         Additional       Accumulated                            Total
                                          Common          Paid-in          (Deficit)         Treasury        Shareholders'
                                          Stock           Capital           Earnings          Stock             Equity
                                       -----------      -----------      -----------       -----------       -----------
BALANCE, November 30, 1998             $     2,688      $ 6,450,360      $(1,206,638)      $  (505,754)      $ 4,740,656


  Repurchase of  132,900 shares
      of common stock                            -                -                -          (224,053)         (224,053)
  Sold 61,890 shares to company
      sponsored 401k                                                                           101,351           101,351
  Net income                                     -                -          667,912                 -           667,912

BALANCE, November 30, 1999             $     2,688      $ 6,450,360      $  (538,726)      $  (628,456)      $ 5,285,866

Exercise of stock options, 11,875
      shares                                     -              648                -            21,256            21,904
Net income                                       -                -          926,604                 -           926,604
                                       -----------      -----------      -----------       -----------       -----------
BALANCE, November 30, 2000             $     2,688      $ 6,451,008      $   387,878       $  (607,200)      $ 6,234,374
                                       ===========      ===========      ===========       ===========       ===========


































 The accompanying notes are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 2000 AND 1999

                                                                                  2000                        1999
                                                                         -----------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $  926,604                  $  667,912
  Adjustments to reconcile net income
    to net cash used in continuing operations-
      Loss from discontinued operations                                            -                        225,000
      Depreciation and amortization                                             286,689                     291,225
      Deferred tax provision (benefit)                                          100,900                    (108,600)
      Provision for doubtful accounts                                            47,000                     133,229
      Equity in income of unconsolidated affiliate                             (107,653)                    (39,428)
      Net change in current assets and current liabilities-
          Accounts receivable                                                  (871,543)                   (537,150)
          Inventories                                                          (348,210)                     31,108
          Prepaid expenses and other                                             11,729                       7,035
          Accounts payable                                                      (18,077)                   (139,788)
          Other current liabilities                                             260,936                     289,558
          Increase in other noncurrent assets                                    (3,981)                       (819)
          Decrease in other noncurrent liabilities                               (9,727)                   (138,933)
                                                                         -----------------------     -----------------------
          Net cash provided by continuing operations                            274,667                     680,349
          Net cash used in discontinued operations                                 -                       (216,653)
                                                                         -----------------------     -----------------------
          Net cash provided by operating activities                             274,667                     463,696
                                                                         -----------------------     -----------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:
  Patent additions                                                              (19,359)                     (8,610)
  Property and equipment additions                                             (141,434)                   (172,098)
  Release of restricted, temporary investment                                      -                        215,617
  Payments from unconsolidated affiliate and other                              114,803                      53,796
                                                                         -----------------------     -----------------------
          Net cash provided by (used in) investing activities                   (45,990)                     88,705
                                                                         -----------------------     -----------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments under revolving line of credit                                      (521,000)                   (168,472)
  Principal payments under capital lease obligations                            (21,423)                    (28,299)
  Proceeds from exercise of stock options                                        21,904                        -
  Proceeds from sale of treasury stock                                             -                        101,351
  Purchase of treasury stock                                                       -                       (224,053)
                                                                         -----------------------     -----------------------
          Net cash used in financing activities                                (520,519)                   (319,473)
                                                                         -----------------------     -----------------------

NET INCREASE (DECREASE) IN CASH                                                (291,842)                    232,928
CASH, beginning of  period                                                      352,895                     119,967
                                                                         -----------------------     -----------------------
CASH, end of period                                                          $   61,053                  $  352,895
                                                                         =======================     =======================
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                                 $   70,907                  $  116,689
                                                                         =======================     =======================
    Income taxes                                                             $   29,749                  $   27,833
                                                                         =======================     =======================


  The accompanying notes to financial statements are an integral part of these consolidated statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2000 AND 1999


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

     a.  Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, GCI and Raven. The former adhesives, private label and toll manufacturing operations of American Chemical Company ("ACC") also have been included in the accompanying financial statements but are presented as discontinued operations (Note 13). Intercompany accounts and transactions have been eliminated. The Company's investment in an affiliate is accounted for under the equity method (Note 5).

    b.   Basic and Diluted Earnings Per Share
         ------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", requires dual presentation of basic and diluted earnings per share on the face of the statement of operation. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options were included in the calculation as their effect was dilutive. In determining diluted earnings per share, the common stock purchase warrants, the underwriter's purchase option and related warrants (Note 4) were not included in the calculation as they expired unexercised on November 30, 1999.

     c.  Statements of Cash Flows
         ------------------------

Certain noncash investing activities are described below:

During 2000 and 1999, the Company transferred $47,852 and $23,263 of inventory to property and equipment, respectively. During 2000 and 1999, the Company recorded a payable to the former owners of Raven and increased goodwill by $248,573 and $119,204, respectively under its contingent purchase price obligations.

     d.  Inventories
         -----------

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value. At November 30, 2000 and 1999, the net carrying value of inventories consisted of the following:

                                                    2000            1999
                                               --------------   --------------

           Raw materials and parts               $2,922,544       $2,746,382
           Work-in-process                          258,400          215,419
           Finished goods                           486,574          405,359
                                                 ----------       ----------
                                                 $3,667,518       $3,367,160
                                                 ==========       ==========

      e.  Property, Plant and Equipment
          -----------------------------

Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

           Leasehold improvements                          3-5 years
           Machinery and equipment                        3-10 years
           Displays, demos and lab equipment               3-5 years

Property, plant and equipment consist of the following:

                                                     2000             1999
                                               --------------   --------------
           Leasehold improvements                  $125,819         $115,690
           Machinery and equipment                1,156,623        1,030,519
           Displays, demos and lab equipment        275,537          232,886
                                               --------------     ----------
                                                  1,557,979        1,379,095
           Less accumulated deprecation          (1,005,918)        (796,992)
                                               --------------     ----------
                                                   $552,061         $582,103
                                               ==============     ==========

     f.  Intangible Assets
         -----------------

The initial purchase price in excess of the fair value of identifiable net assets acquired of Raven, goodwill, is being amortized on a straight-line basis over 17 years. Additional goodwill resulting from contingent purchase price payments earned will be amortized on a straight-line basis over the remaining life of the original 17-year period. The earn-out agreement provides for contingent payments, not to exceed $600,000, payable in cash or the Company's stock, based on the profitability of Raven over a four year period from the December 1995, acquisition date. During 1999, the Company extended the earn-out agreement for a one year period through fiscal 2000.

Legal and related external costs of patents are being amortized using the straight-line method over their estimated useful lives (approximately 17 years). Other intangibles consist of the cost of certain trademarks. Amortization of trademark costs is provided by use of the straight-line method over the estimated future period of benefit (approximately 14 years).

     g.  Revenue Recognition
         -------------------

The Company recognizes revenue from sales upon shipment of goods at which time title and risks and rewards of ownership transfer to the buyer.

     h.  Research and Development
         ------------------------

The costs associated with research and development programs for new products and significant improvements, which totaled approximately $1,070,845 and $969,958 in 2000 and 1999, respectively, are expensed as incurred.

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

     k.  Estimates and Reclassifications
         -------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These reclassifications have no impact on net operating results previously reported.

     l.  New Accounting Standards
         ------------------------

In June 1998, the FASB issued SFAS No. 133, which establishes accounting and reporting standards for a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The new statement requires all derivatives to be recorded in the balance sheet as either an asset or liability measured at its fair value. As the Company does not utilize derivative instruments, this statement did not impact the Company's financial position or results of operations.

3.       STOCK OPTION PLAN
         -----------------

The Company has adopted a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options must be exercised within five years of the date of grant. However, certain options may be exercised immediately. The Company has reserved 250,000 shares of common stock for issuance upon exercise of stock options. There were 34,000 and 39,000 options available for grant at November 30, 2000 and 1999, respectively.

Stock option activity under the Option Plan is as follows:

                                                NUMBER OF     WEIGHTED-AVERAGE
OPTIONS                                           SHARES       EXERCISE PRICE
-------                                         --------      ---------------
November 30, 1998                                211,500            $1.52
                  Canceled                        (6,000)           $5.00
                  Canceled                        (4,500)           $1.25
                                                ---------

November 30, 1999                                201,000            $1.42
                  Granted                         15,000            $2.83
                  Exercised                      (11,125)           $1.25
                  Exercised                         (750)           $1.56
                                                ---------

November 30, 2000                                204,125            $1.54

Shares Exercisable at November 30, 2000          156,625            $1.41
Shares Exercisable at November 30, 1999          122,500            $1.37

The Company has historically accounted for its Option Plan in accordance with APB Opinion No.25 (APB 25), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of the grant. Accordingly, no compensation expense has been recorded.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", which considers stock options as compensation expense to the Company based on their fair value at the date of the grant. The fair value of options granted during 2000 was $1.92 per share. Had the compensation expense related to the Option Plan been determined based on the fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                2000                 1999
                                                ----                 ----
                  Net Income:
                     As reported             $ 926,604             $ 667,912
                     Pro forma               $ 893,028             $ 617,989

                  Basic EPS:
                     As reported               $ 0.40                $ 0.28
                     Pro forma                 $ 0.38                $ 0.26

                  Diluted EPS
                     As reported               $ 0.39                $ 0.28
                     Pro forma                 $ 0.37                $ 0.26

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                     2000
                                                     ----

                  Risk-free interest rate           6.12%
                  Expected life (years)                5
                  Expected volatility              78.82%

Expected dividend yields were zero for fiscal 2000 and 1999.


4.  WARRANTS
    --------

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


5.  INVESTMENT AND ADVANCES IN UNCONSOLIDATED AFFILIATE
    ---------------------------------------------------

On November 1, 2000, the Company purchased an additional one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation organized in 1989, for $1,000 bringing the Company's ownership in RTM to 67%. The Company is accounting for its investment in RTM under the equity method of accounting as management believes the Company's controlling interest is temporary. The impact of not consolidating RTM on the operating results of the Company for the period ended November 30, 2000, is immaterial. RTM's balance sheet at November 30, 2000, primarily consisted of trade receivables and fixed assets totaling approximately $60,000 and a payable to the Company totaling approximately $26,000. Transactions between the Company and RTM did not have a material impact on the Company's consolidated financial position or results of operations.

6.   LIABILITIES
     -----------

     a.  Revolving Line of Credit
         ------------------------

On May 1, 2000, the Company renewed its revolving line of credit agreement. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (9.50% as of November 30, 2000). The credit facility is fully secured by a lien on all the assets of the Company. The credit facility expires on May 1, 2001.

This agreement requires that the Company meet certain covenants including financial ratios. As of November 30, 2000, the Company was in compliance with the financial covenants. As of November 30, 2000, the outstanding balance under this agreement was $179,000.

     b.  Capital Leases
         --------------

The Company leases certain machinery and equipment under agreements, which are classified as capital leases. Future minimum payments, by year, under these noncancellable capital leases consist of the following at November 30:

              Minimum lease payments:

                                                      2000             1999
                                                      ----             ----
                    Minimum lease payments             $0            $22,482

                    Less - Amount
                       representing interest            0             (1,059)
                                                    ---------      -----------

                    Present value of future
                        minimum lease payments         $0            $21,423
                                                    =========      ===========


     c.  Other Liabilities
         -----------------

Other noncurrent liabilities, including capital lease obligations, consist of the following at November 30:

                                                   2000            1999
                                               ------------   --------------
Present value of lease payments                       $0          $21,423

Deferred income being amortized over
  contractual period not to compete                9,730          126,394
                                                --------         ---------
                                                   9,730          147,817
Less- Current portion                             (9,730)        (138,090)
                                                --------         ---------
Long-term portion                                     $0           $9,727
                                                -=======         =========

7.  RETIREMENT PLANS
    ----------------

The Company has a defined contribution profit sharing and saving plan for all employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 2000 and 1999 were $92,781 and $82,205, respectively.

8.  INCOME TAXES
    ------------

The provision for income taxes consists of the following components at November 30:

                                              2000               1999
                                       ----------------     ------------
CURRENT
  Federal                                   $248,084                 $0
  State                                      110,585                  0
  Other                                           -             330,938
                                            --------           --------
          Total current                      358,669            330,938

  Deferred                                   100,900           (108,600)
                                            --------           --------
INCOME TAX PROVISION                        $459,569           $222,338
                                            ========           ========

During 1999, no Federal or State income tax liability was provided due to the utilization of net operating loss carryforwards and reversal of temporary differences, which represent a reduction of taxable income for which valuation allowances had been previously provided. However, the Company utilized certain NOL's, which if certain events occur, could subject the Company to future taxable income. As a result, an income tax reserve of $275,000 and $330,938 exists at November 30, 2000 and 1999, respectively.

The provision for income taxes for the year ended November 30, 2000, differs from that computed at the Federal Statutory Corporate tax rate primarily due to state income taxes, the utilization of NOL's for which a valuation allowance was previously provided and changes in the previously discussed income tax reserve.

Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, are as follows:

                                           2000               1999
                                       ----------------  -----------------
Deferred Tax Asset:
Financial reporting reserves not
  yet deductible                          $148,500           $85,200
Depreciation and amortization               24,800            15,500
Net operating loss carryforwards
  attributable to:
    ACC                                    337,000           382,500
    Cohesant                                 -                29,400
General business credits                     -               151,800
AMT credit carryforward                      -                11,700
                                          --------           --------
                                           510,300           676,100
Less- valuation allowance                 (337,000)         (401,900)
                                          --------          --------
NET DEFERRED TAX ASSET                    $173,300          $274,200
                                          ========          ========

At November 30, 2000 and 1999, for Federal income tax purposes, the Company has net operating loss carryforwards (NOL's) totaling approximately $911,000 and $1,113,200, respectively, which expire through 2012. The NOL amount includes $911,000 of separate return limitation year (SRYL) NOL's whose annual utilization is limited to approximately $4,000.

At November 30, 2000, management believes that there is risk that substantially all of the NOL's may expire unused and, accordingly, has established a valuation allowance against them. Realization of deferred tax assets associated with the NOL's is dependent upon generating sufficient taxable income and other factors prior to their expiration. Although realization is not assured for the remaining deferred tax assets for which a valuation allowance has not been provided, management believes it is more likely than not that they will be realized through the future taxable earnings or alternative tax strategies.


9.  RELATED PARTY TRANSACTIONS
    --------------------------

The majority shareholder and Chairman of the Board of Directors is the owner of Clarion Management Ltd., which provides management assistance and general administrative support for the Company. Clarion Management Ltd. was paid $52,000, during the fiscal years ended November 30, 2000 and 1999, respectively, for management assistance and general administrative support.

10.  SEGMENT INFORMATION
     -------------------

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments is as follows:

                               Equipment &           Coatings       Discontinued
                                 Parts               & Grouts        Operations            Corporate       Consolidated
                                 -----               --------        ----------            ---------       ------------
Net Sales:
2000                         $ 12,719,431         $  3,100,646             $   -               $  -       $ 15,820,077
1999                           11,875,865            2,315,585                 -                  -         14,191,450

Depreciation and amortization:
2000                              194,153               92,472                 -                 64            286,689
1999                              206,552               84,609                 -                 64            291,225

Interest expense:
2000                                1,058                    -                 -             69,849             70,097
1999                                2,373                    -                 -            114,616            116,689

Income from continuing
operations before taxes:
2000                            1,578,257              373,613                 -           (565,697)         1,386,173
1999                            1,506,286               91,724                 -           (482,760)         1,115,250

Discontinued operations:
2000                                    -                    -                 -                  -                  -
1999                                    -                    -          (225,000)                 -           (225,000)

Identifiable assets:
2000                            6,511,931            2,111,684                 -            352,146          8,975,761
1999                            5,875,510            1,810,381                 -            301,180          7,987,071

Capital expenditures:
2000                               97,272               44,162                 -                  -            141,434
1999                              151,299               20,799                 -                  -            172,098



The following table presents percentage of total revenues by region.

Region                                2000                       1999
-------                               -----                      ----
United States                          64%                        68%
Asia/Pacific Rim                       15                         11
Europe/Middle East                     15                         15
Other                                   6                          6
                              ----------------------    -----------------------
Total                                 100%                       100%

11.  COMMITMENTS
     -----------

The Company leases its office, manufacturing and warehouse facilities, a portion of its office equipment and Company cars under noncancellable operating leases expiring at various dates through November 2005. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:

                          Fiscal Year                    Amount
                          -----------                    ------
                             2001                       $328,910
                             2002                        267,276
                             2003                        235,719
                             2004                         23,345
                             2005                          3,432
                          Thereafter                           0
                                                      -----------
                                                       $ 858,682
                                                      ===========

Rent expense totaled $319,981 and $284,909 for the years ended November 30, 2000 and 1999, respectively.

12.  CONTINGENCIES
     -------------

The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operations.

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

On January 14, 1998 the Company, ACC and a third party completed the sale of certain assets (inventory and certain intangibles) of the discontinued business and executed a three-year non-compete agreement. The consideration received of approximately $1,350,000. The purchase price includes $350,000 allocated to a three-year non-compete agreement, which is being amortized to income over the three-year term.

In November 1999, the Company contributed the ACC land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. As a measure of additional protection, the Company obtained an environmental insurance policy. Management believes the Company is adequately insured in the unlikely event of being assessed a future liability.

In connection with the contribution of the ACC land and building to MLI, the carrying value of the real estate and the direct costs associated therewith were appropriately charged to discontinued operations in 1999. No related income tax benefit was provided. Management was taking certain actions and incurred certain costs to prepare the ACC land and building for sale. Prior to contribution, the ACC land and building were held for sale.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 9, 2001

                                         COHESANT TECHNOLOGIES INC.

                                    BY:  /s/ Morton A. Cohen
                                         --------------------------------------
                                         Morton A. Cohen
                                         Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Morton A. Cohen         Chairman of the Board of           February 9, 2001
-------------------         Directors
Morton A. Cohen

/S/ Dwight D. Goodman       President and Chief                February 9, 2001
---------------------       Executive Officer (Principal
Dwight D. Goodman           Executive Officer) and Director

/s/ Michael L. Boeckman     Director                           February 9, 2001
-----------------------
Michael L. Boeckman

/s/ Morris H. Wheeler       Director                           February 9, 2001
---------------------
Morris H. Wheeler

/s/ Richard L. Immerman     Director                           February 9, 2001
-----------------------
Richard L. Immerman

/s/ Robert W. Pawlak        Chief Financial Officer            February 9, 2001
--------------------        (Principal Financial and
Robert W. Pawlak            Accounting Officer)