Form 10KSB40/A
period 2000-11-30
COHESANT TECHNOLOGIES INC
filed 2001-03-16
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2000
                          -----------------

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value.

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                   ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

         State issuer's revenues for its most recent fiscal year.  $15,820,077

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 31, 2001. $2,253,782.

         As of January 31, 2001, the issuer had 2,349,608 shares of Common Stock, $.001 par value, outstanding.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding the directors and executive officers of the Company as of February 28, 2001.


NAME                       PRINCIPAL OCCUPATION AND AGE
----                       ----------------------------
Morton A. Cohen            Chairman of the Company and Chairman and
                           Chief Executive Officer of Clarion Corp;
                           age 65

Dwight D. Goodman          President and Chief Executive Officer of the Company and a
                           Director;
                           age 67

Michael L. Boeckman        Director;  Chief Financial Officer and Administrative
                           Partner of Cohen & Co;
                           age 54

Richard L. Immerman        Director;  Co-Owner of Functional Products, Inc.;
                           age 50

Morris H. Wheeler          Director; Chief Executive Officer of the dotcommery, LLC;
                           age 40

Richard A. Mordarski       President of Glas-Craft, Inc.;
                           age 57

J. Stewart Nance           President of Raven Lining Systems, Inc.;
                           age 45

Robert W. Pawlak           Vice President-Finance and Chief Financial Officer
                           of the Company
                           age 32

         MORTON A. COHEN has been Chairman of the Board since the Company's inception in 1994, served as the Company's Chief Executive Officer from 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation ("Clarion"), a private, small business investment company, for more than five years. He is also a director of Zemex Corporation, an industrial minerals company and DHB Capital Group, Inc., a holding company with a diversified portfolio. Mr. Cohen is the father-in-law of Morris H. Wheeler.

         DWIGHT D. GOODMAN has been a Director of the Company since 1994, the Chief Executive Officer of the Company since January 1998, and President of the Company since July 1996. From May 1996 until June 1998, Mr. Goodman had been the Chief Financial Officer. Mr. Goodman had been the President and Chief Executive Officer of Glas-Craft Inc., a Company subsidiary ("GCI"), from 1984 to 1996.

         MICHAEL L. BOECKMAN has been a Director of the Company since 1994. Mr. Boeckman has been Administrative Partner and Chief Financial Officer of Cohen & Co., a Cleveland based accounting firm (no relation to Morton A. Cohen), since October 2000 and December 1996, respectively. From May 1996 through December 1996, Mr. Boeckman was a self-employed business consultant. From July 1994 until May 1996, Mr. Boeckman was the Company's President and Chief Operating Officer.

         RICHARD L. IMMERMAN has been a Director of the Company since January 1998. Mr. Immerman is a co-owner of Functional Products Inc., a specialty chemical company, a position he has held for over five years.

         MORRIS H. WHEELER has been a Director of the Company since July 1996. Since January 2000, Mr. Wheeler has been the Chief Executive Officer of the dotcommery, LLC, a digital business accelerator based in Cleveland, Ohio. Prior to founding the dotcommery, Mr. Wheeler was the Chief Executive Officer of BlueTape, LLC, an online music distribution business based in New York City, from April 1998 until June 1999. Prior to the founding of BlueTape, LLC, Mr. Wheeler served as President of Clarion from September 1996 until April 1998, and served as its Vice President from August 1994 to September 1996. Mr. Wheeler also was President of Clarion Management Ltd., an investment management and consulting company, from April 1996 to April 1998. Mr. Wheeler is the son-in-law of Morton A. Cohen.

         RICHARD A. MORDARSKI has been an executive officer of the Company since June 1998 and has been President of GCI since May 1996. Prior thereto, Mr. Mordarski served for 15 years as Director of Marketing of GCI.

         J. STEWART NANCE has been an executive officer of the Company since June 1998 and has been President of Raven Lining Systems, a Company subsidiary, since December 1995.

         ROBERT W. PAWLAK has been Vice President-Finance and Chief Financial Officer of the Company since June 1998. Secretary of the Company since June 1997 and Controller of the Company since October 1996. Mr. Pawlak held various accounting positions for GCI since March 1994.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company with respect to its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and written representations from reporting persons that no Form 5 was required, the Company believes that during the fiscal year ended November 30, 2000, all filing requirements applicable to its executive officers and Directors were met.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2000, 1999 and 1998 for the chief executive officer and the other executive officers who received compensation in excess of $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE



                                                                                                 LONG TERM
                                                                                                COMPENSATION
                                                               ANNUAL COMPENSATION                  AWARD
                                                               -------------------                  -----
                                                                                                 SECURITIES
     NAME AND                                                              OTHER ANNUAL           UNDERLYING     ALL OTHER
     PRINCIPAL                   FISCAL                                    COMPENSATION            OPTIONS       COMPENSATION
     POSITION                     YEAR      SALARY        BONUS                (1)                 (SHARES)          (2)
     --------                     ----      ------        -----            ------------          -----------     ------------
Dwight D. Goodman                 2000      $125,000     $36,000               $0                      0           $4,849
President and Chief               1999       125,000      33,000                0                      0            4,759
Executive Officer                 1998       125,000      30,000                0                   22,500          4,449

Richard A. Mordarski              2000       103,650      32,000                0                      0            4,139
President - Glas-Craft, Inc.      1999        96,219      30,000                0                      0            3,835
                                  1998        93,000      27,000                0                   13,000          3,422

J. Stewart Nance                  2000        89,000     39,500(3)              0                      0            3,274
President  -  Raven Lining        1999        82,888     20,330(4)              0                      0            3,327
Systems, Inc.


(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.
(2)  Corporate contributions to the Company's 401(k) Plan.
(3) Represents the 1999 bonus paid in 2000. Fiscal 2000 bonus has yet to be determined.
(4)  Represents a portion of the 1998 bonus paid in 1999.

OPTIONS GRANTS IN LAST FISCAL YEAR

         None.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end values for the chief executive officer and the other executives of the Company named in the compensation table.


                                                                                                    VALUE OF UNEXERCISED IN-THE-
                                                             NUMBER OF UNEXERCISED                       MONEY OPTIONS AT
                                                          OPTIONS AT NOVEMBER 30, 2000                   NOVEMBER 30, 2000
                                                          ----------------------------                   -----------------
                             SHARES
                            ACQUIRED
                               ON           VALUE
     NAME                   EXERCISE       REALIZED          EXERCISABLE          UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
     ----                   --------       --------          -----------          -------------      -----------      -------------
Dwight Goodman                 0               0               37,500                   0              $35,213             $0
Richard Mordarski              0               0               16,500                 6,500            $16,548           $5,298
J. Stewart Nance               0               0               15,000                 5,000            $15,325           $4,075

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the date hereof, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by: (i) each person known by the Company to be the owner of more than 5% of the outstanding shares, (ii) each Director, (iii) each executive officer named in the Summary Compensation Table, and (iv) all Directors and executive officers as a group:


                                                   AMOUNT AND NATURE                        PERCENTAGE OF
 NAME AND ADDRESS OF                                 OF BENEFICIAL                        OUTSTANDING SHARES
   BENEFICIAL OWNER                                    OWNERSHIP                                OWNED
   ----------------                                    ---------                                -----
Morton A. Cohen                                     1,372,405(1)(2)                             57.8%
1801 East 9th Street
Cleveland, Ohio 44114

Clarion Capital Corporation                         1,175,980                                   49.9%
1801 East 9th Street
Cleveland, Ohio 44114

Michael L. Boeckman                                    13,000(3)                                 *

Dwight D. Goodman                                      95,655(4)                                 4.0%

Richard L. Immerman                                    37,000(5)                                 1.6%

Morris H. Wheeler                                      13,000(3)                                 *

                                                  AMOUNT AND NATURE                       PERCENTAGE OF
       NAME AND ADDRESS OF                          OF BENEFICIAL                       OUTSTANDING SHARES
         BENEFICIAL OWNER                             OWNERSHIP                                OWNED
       -------------------                        -----------------                     ------------------
Richard A. Mordarski                                   30,947(6)                                 1.3%

J. Stewart Nance                                       61,784(7)(8)                              2.6%

All directors and executive officers                1,640,904,(7)(9)                            66.2%
as a group (8 persons)

* Represents less than 1%

(1) Includes 1,175,980 shares owned of record by Clarion Capital Corporation ("Clarion"), an entity of which Mr. Cohen is a principal.
(2) Includes 20,500 shares issuable upon exercise of options exercisable within 60 days of the date hereof.
(3) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof.
(4) Includes 37,500 shares issuable upon exercise of options exercisable within 60 days of the date hereof.
(5) Includes 5,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof.
(6) Includes 19,750 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 5,197 shares owned in the Company sponsored 401k Plan as of January 31, 2001.
(7) Includes 825 shares owned by children of Mr. Nance.
(8) Includes 17,500 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 26,936 shares owned in the Company sponsored 401k Plan as of January 31, 2001.
(9) Includes 126,500 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 34,811 shares owned in the Company sponsored 401k Plan as of January 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has a Financial Advisory Agreement with Clarion pursuant to which Clarion provides management and administrative support. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects, as requested. Under the agreement, Clarion received $52,000 in fiscal 2000.

         Richard Immerman, a director of the Company, received a five year option to purchase 5,000 shares of Common Stock at $2.83 on August 1, 2000. These options, which vest over two years, were granted for consulting services performed.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES OR REPORTS ON
               FORM 8-K

         (a)(3)   Exhibits

              99.1 Form 11-K Annual Report for the Company's 401(K) Profit Sharing Plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            March 12, 2001


                                              COHESANT TECHNOLOGIES INC.

                                              By: /s/ Dwight D. Goodman
                                                  ------------------------------
                                                  Dwight D. Goodman
                                                  President