Form 10QSB
period 2001-02-28
COHESANT TECHNOLOGIES INC
filed 2001-03-23
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended     February 28, 2001
                              --------------------------------------------------

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from _______________________ to ______________________


Commission File Number:  1-13484
                       ---------------------------------------------------------


                           COHESANT TECHNOLOGIES INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       34-1775913
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   Incorporation or organization)                        Identification No.)

 5845 West 82nd Street, Suite 102, Indianapolis, Indiana    46278
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code      317-875-5592
                                              ----------------------------------

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         YES [X] NO [ ]

As of March 15, 2000, the Company has 2,352,108 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)
                                                         YES [ ] NO [X]

                           COHESANT TECHNOLOGIES INC.

                                     INDEX

 Part I.  Financial Information                                            PAGE
 ------------------------------                                            ----

      Cohesant Technologies Inc. Condensed Consolidated
               Balance Sheet as of February 28, 2001......................... 1

      Cohesant Technologies Inc. Condensed Consolidated
               Statements of Operations for the Three Months Ended
               February 28, 2001 and February 29, 2000....................... 2

      Cohesant Technologies Inc. Condensed Consolidated
               Statements of Cash Flows for the Three Months Ended
               February 28, 2001 and February 29, 2000....................... 3

      Notes to Condensed Consolidated Financial Statements................... 4

      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 7



      Part II.    Other Information
      -----------------------------

      Item 6. Exhibits and Reports on Form 8-K................................9


      Signatures.............................................................10

                        PART I. FINANCIAL INFORMATION
                        -----------------------------

                          COHESANT TECHNOLOGIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                                                           February 28, 2001
                                                                                        ------------------------
ASSETS:
     Cash                                                                                     $    38,808
     Accounts receivable, net of allowance
          for doubtful accounts of $211,561                                                     3,195,117
     Inventory                                                                                  4,023,286
     Prepaid expenses and other                                                                   156,483
     Deferred tax assets                                                                          173,300
                                                                                              -----------
               Total Current Assets                                                             7,586,994

     Property, plant and equipment, net                                                           548,862
     Investment in unconsolidated affiliate                                                        21,974
     Patents and other intangibles, net                                                           126,355
     Goodwill, net                                                                                897,539
     Other noncurrent assets                                                                        5,647
                                                                                              -----------
               Total Assets                                                                   $ 9,187,371
                                                                                              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                                                 $   538,000
     Accounts payable                                                                           1,186,059
     Accrued salaries, benefits and commissions                                                   208,222
     Accrued taxes                                                                                374,557
     Accrued earn-out                                                                             245,578
     Other current liabilities                                                                    235,630
                                                                                              -----------
               Total Current Liabilities                                                        2,788,046

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,688,343 issued)                                                 2,688
          Additional paid-in capital                                                            6,449,117
          Retained earnings                                                                       548,454
          Treasury stock at cost, (336,235 shares)                                               (600,934)
                                                                                              -----------
                    Total Shareholders' Equity                                                  6,399,325
                                                                                              -----------

                    Total Liabilities and Shareholders' Equity                                $ 9,187,371
                                                                                              ===========










            See Notes to Condensed Consolidated Financial Statements.

                          COHESANT TECHNOLOGIES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                     For the Three Months Ended
                                                             February 28, 2001      February 29, 2000
                                                             -----------------      -----------------

NET SALES                                                     $    3,352,252        $    3,488,733
COST OF SALES                                                      1,842,317             1,984,193
                                                              --------------        --------------
     Gross profit                                                  1,509,935             1,504,540

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                             271,236               254,015
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                         996,477             1,034,007
                                                              --------------        --------------
TOTAL OPERATING EXPENSES                                           1,267,713             1,288,022

    Income from operations                                           242,222               216,518

OTHER INCOME (EXPENSE):
     Interest expense                                                 (9,717)              (12,877)
     Equity in income of
          unconsolidated affiliate                                      --                  12,449
     Other income, net                                                 2,430                37,198
                                                              --------------        --------------

INCOME BEFORE INCOME TAXES                                           234,935               253,288

INCOME TAX PROVISION                                                 (74,359)              (89,111)
                                                              --------------        --------------

NET INCOME                                                           160,576               164,177
                                                              ==============        ==============

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                                       $         0.07        $         0.07
                                                              ==============        ==============

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                                           2,349,802             2,336,733
                                                              ==============        ==============
   DILUTED
                                                                   2,403,836             2,395,304
                                                              ==============        ==============






            See Notes to Condensed Consolidated Financial Statements.

                          COHESANT TECHNOLOGIES INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                               For the Three Months Ended
                                                                         February 28, 2001   February 29, 2000
                                                                         -----------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                               $    160,576      $    164,177
  Adjustments to reconcile net income to net cash
     used in operations -
     Depreciation and amortization                                               74,197            72,331
     Provision for doubtful accounts                                              1,500            11,500
     Equity in income of unconsolidated subsidiary                                 --             (12,449)
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                            (20,527)         (297,842)
       Inventories                                                             (373,394)         (863,430)
       Prepaid expenses                                                         (22,876)              (81)
       Accounts payable                                                         286,171           688,622
       Other current liabilities                                               (494,617)           11,269
       Other noncurrent assets                                                   (4,627)               72
       Other noncurrent liabilities                                                --              (9,727)
                                                                           ------------      ------------
       Net cash used in operating activities                                   (393,597)         (235,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                             (34,242)          (62,159)
   Loss on disposal of equipment                                                  2,591              --
   Payments from unconsolidated affiliate                                        39,628            16,658
                                                                           ------------      ------------
        Net cash provided by (used in) investing activities                       7,977           (45,501)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving line of credit                                    359,000              --
   Proceeds from exercise of stock options                                        4,375              --
                                                                           ------------      ------------
        Net cash provided by financing activities                               363,375              --
                                                                           ------------      ------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                          (22,245)         (281,059)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                            61,053           352,895
                                                                           ------------      ------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                            $     38,808      $     71,836
                                                                           ============      ============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
     Interest                                                              $      9,717      $      7,580
                                                                           ------------      ------------
     Income Taxes                                                          $    325,000      $     11,249
                                                                           ============      ============





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

These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's November 30, 2000 Annual Report to Shareholders on Form 10-KSB.

The accompanying condensed consolidated financial statements include the accounts of the Company and its direct wholly owned subsidiaries. The Company's investment in an affiliate is accounted for under the equity method (Note 5). All significant intercompany amounts have been eliminated.


NOTE 3 - EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This standard requires the presentation of two amounts, basic and diluted earnings per share. Financial instruments considered in the computation of diluted earnings per share included the Company's outstanding stock options.

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On May 1, 2000, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.50% as of February 28, 2001). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2001. This agreement requires that the Company meet certain covenants including financial ratios. As of February 28, 2001, the Company was in compliance with the covenants and financial ratios. As of February 28, 2001, the outstanding balance under this agreement was $538,000.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On November 1, 2000, the Company purchased an additional one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation organized in 1989, for $1,000 bringing the Company's ownership in RTM to 67%. The Company is accounting for its investment in RTM under the equity method of accounting as management believes the Company's controlling interest is temporary. The impact of not consolidating RTM on the operating results of the Company for the period ended February 28, 2001, is immaterial. RTM's balance sheet at February 28, 2001, primarily consisted of cash and fixed assets totaling approximately $30,000. Transactions between the Company and RTM did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments as of the first quarter of fiscal 2001 and 2000, respectively is as follows:

Three Months Ended                         Equipment         Coatings
February 28, 2001                           & Parts          & Grouts      Corporate       Consolidated
-----------------                           -------          --------      ---------       ------------

Net Sales                                 $2,470,862        $  881,390    $     --          $3,352,252
Depreciation and amortization:                47,444            26,742            11            74,197
Interest expense:                               --                --           9,717             9,717
Income before taxes:                         250,504            88,006      (103,575)          234,935
Identifiable assets:                       6,757,256         2,190,028       240,087         9,187,371
Capital expenditures:                         26,446             7,796          --              34,242

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Three Months Ended                    Equipment        Coatings
February 29, 2000                      & Parts         & Grouts        Corporate      Consolidated
-----------------                      -------         --------        ---------      ------------

Net Sales                            $2,797,188        $  691,545      $     --        $3,488,733
Depreciation and amortization:           49,545            22,770              16          72,331
Interest expense:                           452              --            12,425          12,877
Income before taxes:                    369,582            24,619        (140,913)        253,288
Identifiable assets:                  6,751,233         1,780,572         309,607       8,841,412
Capital expenditures:                    47,854            14,305            --            62,159


The following table presents percentage of total revenues by region.

                               Three Months Ended            Three Months Ended
Region                          February 28, 2001            February 29, 2000
-------                         -----------------            -----------------
United States                         74%                          65%
Europe/Middle East                    13                           18
Asia/Pacific Rim                       8                            9
Other                                  5                            8
                                  ----------                    ---------
Total                                100%                         100%

                           COHESANT TECHNOLOGIES INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                     First Quarter Ended February 28, 2001

RESULTS OF OPERATIONS

Net sales for the three months ended February 28, 2001 were $3,352,252 compared to $3,488,733 for the same period of the prior year, a decrease of $136,481 or 3.9%. Of this amount, $326,326, represented decreased net sales of equipment and spare parts. This decrease was primarily attributable to decreased sales of fiberglass equipment and to a lesser extent decreased sales of polyurethane equipment and sales to OEM accounts. Foreign equipment and parts net sales decreased 28%, whereas domestic equipment and parts net sales increased 3%. The decrease in foreign sales was led by a decrease in sales to Europe/Middle East and to a lesser extent the Asian/Pacific Rim and South America. Specialty grout and epoxy products net sales were $881,390 compared to $691,545 for the comparable year-ago period, an increase of $189,845 or 27.5%. This increase was a result of orders from recently signed Certified Applicators.

The Company's gross margin increased to $1,509,935, or 45.0% of net sales, in the current quarter from $1,504,540, or 43.1% of net sales, in the 2000 period. This increase was due to the increased sales volume of the higher margin specialty grout and epoxy products.

Operating expenses for the three months ended February 28, 2001 were $1,267,713 compared to $1,288,022 for the same period of the prior year, a decrease of $20,309, or 1.6%. This decrease was principally due to a decrease in administrative expenses which was almost entirely offset by additional research, development and engineering and selling and marketing expenses. The decreased administrative expenses are reflective of lower personnel costs. The increased research, development and engineering expenses are a result of increased personnel costs at GCI and the increased selling and marketing expenses are a result of the increased sales volume at Raven.

During the first quarter of 2001, other income, net of other expenses, decreased from the same period in the prior year by $44,057, this decrease was a result of income generated from the three year non-compete agreement, that related to the sale of certain assets of a discontinued subsidiary, being full amortized and decreased income from the unconsolidated affiliate.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operations and availability under the revolving line of credit. At February 28, 2001 the Company has

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

cash of $38,808, net working capital of $4,798,948 and $2,962,000 available under the revolving line of credit.

On May 1, 2000, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility is subject to a borrowing base and accrues interest at the bank's prime lending rate (8.50% as of February 28, 2001). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2001. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. This agreement requires that the Company meet certain covenants including financial ratios. As of February 28, 2001, the Company was in compliance with the covenants and financial ratios. As of February 28, 2001, the outstanding balance under this agreement was $538,000.

As of February 28, 2001, the Company's working capital increased to $4,798,948 from $4,571,081 at November 30, 2000. The increase in working capital includes $355,768 inventory build at GCI, which is a result of lower than anticipated sales. The inventory build was partially offset by increased accounts payable balances of $286,171.

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


Item 6.           Exhibits and Reports on Form 8-K - none

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:     March 20, 2001


                                             COHESANT TECHNOLOGIES INC.


                                    BY:      /s/ Robert W. Pawlak
                                             --------------------------
                                             Robert W. Pawlak
                                             Chief Financial Officer