Form 10QSB
period 2001-05-31
COHESANT TECHNOLOGIES INC
filed 2001-06-20
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended      May 31, 2001
                                  ----------------------------------------------

                                       or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from _____________________ to ______________________


  Commission File Number:  1-13484
                           -----------------------------------------------------


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

                                                   YES X     NO
                                                      ---      ---

As of June 8, 2001, the Company has 2,403,108 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)
                                                   YES       NO  X
                                                      -----    ----

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

Part I.  Financial Information                                                    PAGE
------------------------------                                                    ----

         Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of May 31, 2001..................................1

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  May 31, 2001 and May 31, 2000.................................... 2

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Six Months Ended
                  May 31, 2001 and May 31, 2000.................................... 3

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Six Months Ended
                  May 31, 2001 and May 31, 2000.................................... 4

         Notes to Condensed Consolidated Financial Statements...................... 5

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations........................................ 9



         Part II.    Other Information
         -----------------------------

         Item 6. Exhibits and Reports on Form 8-K..................................12


         Signature.................................................................13


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                                                   May 31, 2001
                                                                                              ------------------------
ASSETS:
     Cash                                                                                                 $   173,633
     Accounts receivable, net of allowance
          for doubtful accounts of $225,061                                                                 3,464,289
     Inventory                                                                                              3,513,324
     Prepaid expenses and other                                                                               151,996
     Deferred tax assets                                                                                      173,300
                                                                                              ------------------------
               Total Current Assets                                                                         7,476,542

     Property, plant and equipment, net                                                                       513,870
     Investment in unconsolidated affiliate                                                                    20,963
     Patents and other intangibles, net                                                                       123,766
     Goodwill, net                                                                                            878,444
     Other noncurrent assets                                                                                    5,160
                                                                                              ------------------------
               Total Assets                                                                               $ 9,018,745
                                                                                              ========================


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Revolving line of credit                                                                             $    48,000
     Accounts payable                                                                                       1,379,946
     Accrued salaries, benefits and commissions                                                               302,783
     Accrued taxes                                                                                            342,120
     Other current liabilities                                                                                215,851
                                                                                              ------------------------
               Total Current Liabilities                                                                    2,288,700

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,403,108 issued and outstanding)                                             2,403
          Additional paid-in capital                                                                        5,912,218
          Retained earnings                                                                                   815,424
                                                                                              ------------------------
                    Total Shareholders' Equity                                                              6,730,045
                                                                                              ------------------------

                    Total Liabilities and Shareholders' Equity                                            $ 9,018,745
                                                                                              ========================




            See Notes to Condensed Consolidated Financial Statements.



                                                    COHESANT TECHNOLOGIES INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                                                   For the Three Months Ended
                                                                      May 31, 2001                      May 31, 2000
                                                                 -----------------------           -----------------------

NET SALES                                                                   $ 4,437,412                       $ 4,266,822
COST OF SALES                                                                 2,556,044                         2,485,776
                                                                 -----------------------           -----------------------
     Gross profit                                                             1,881,368                         1,781,046

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                        290,297                           297,030
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                  1,175,908                         1,206,094
                                                                 -----------------------           -----------------------
TOTAL OPERATING EXPENSES                                                      1,466,205                         1,503,124

    Income from operations                                                      415,163                           277,922

OTHER INCOME (EXPENSE):
     Interest expense                                                           (8,088)                          (20,066)
     Equity in income of
          unconsolidated affiliate                                                    0                            49,425
     Other income, net                                                            9,459                            34,308
                                                                 -----------------------           -----------------------

INCOME BEFORE INCOME TAXES                                                      416,534                           341,589

INCOME TAX PROVISION                                                          (149,564)                         (108,101)
                                                                 -----------------------           -----------------------

NET INCOME                                                                      266,970                           233,488
                                                                 =======================           =======================

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE  (Note 3)                                                        $  0.11                           $  0.10
                                                                 =======================           =======================

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                                                      2,389,738                         2,339,497
                                                                 =======================           =======================
   DILUTED                                                                    2,422,466                         2,406,737
                                                                 =======================           =======================






            See Notes to Condensed Consolidated Financial Statements.



                                                    COHESANT TECHNOLOGIES INC.

                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (UNAUDITED)

                                                                                    For the Six Months Ended
                                                                      May 31, 2001                      May 31, 2000
                                                                 -----------------------           -----------------------

NET SALES                                                                  $  7,789,664                      $  7,755,555
COST OF SALES                                                                 4,398,361                         4,469,969
                                                                 -----------------------           -----------------------
     Gross profit                                                             3,391,303                         3,285,586

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                        561,533                           551,045
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                  2,172,385                         2,240,101
                                                                 -----------------------           -----------------------
TOTAL OPERATING EXPENSES                                                      2,733,918                         2,791,146

    Income from operations                                                      657,385                           494,440

OTHER INCOME (EXPENSE):
     Interest expense                                                          (17,805)                          (32,943)
     Equity in income of
          unconsolidated affiliate                                                    0                            61,874
     Other income, net                                                           11,889                            71,506
                                                                 -----------------------           -----------------------

INCOME BEFORE INCOME TAXES                                                      651,469                           594,877

INCOME TAX PROVISION                                                          (223,923)                         (197,212)
                                                                 -----------------------           -----------------------

NET INCOME                                                                      427,546                           397,665
                                                                 =======================           =======================

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE  (Note 3)                                                   $       0.18                      $       0.17
                                                                 =======================           =======================

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                                                      2,369,990                         2,338,122
                                                                 =======================           =======================
   DILUTED                                                                    2,413,181                         2,401,423
                                                                 =======================           =======================






            See Notes to Condensed Consolidated Financial Statements.



                                                 COHESANT TECHNOLOGIES INC.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                               For the Six Months Ended
                                                                         May 31, 2001                    May 31, 2000
                                                            --------------------------         -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                $ 427,546                       $ 397,665
  Adjustments to reconcile net income to net cash
     used in operations -
     Depreciation and amortization                                            149,779                         147,229
     Loss on disposal of equipment                                              2,591                            --
     Provision for doubtful accounts                                           15,000                          24,000
     Equity in income of unconsolidated subsidiary                                  0                        (61,874)
     Net change in current assets and
      current liabilities-
       Accounts receivable                                                  (303,199)                       (621,480)
       Inventory                                                              126,486                       (635,589)
       Prepaid expenses                                                      (18,389)                           3,616
       Accounts payable                                                       480,058                         295,394
       Other current liabilities                                            (697,850)                        (60,940)
       Other noncurrent assets                                                (5,549)                         (9,774)
       Other noncurrent liabilities                                                 0                         (9,727)
                                                            --------------------------         -----------------------
       Net cash provided by (used in) operating activities                    176,473                       (531,480)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property and equipment additions                                          (41,657)                        (88,026)
   Payments from unconsolidated affiliate                                      40,639                          18,203
                                                            --------------------------         -----------------------
        Net cash used in investing activities                                 (1,018)                        (69,823)
                                                            --------------------------         -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (payments) under revolving line of credit                     (131,000)                         320,000
   Proceeds from exercise of stock options                                     68,125                           6,326
                                                            --------------------------         -----------------------
        Net cash provided by (used in) financing activities                   (62,875)                        326,326
                                                            --------------------------         -----------------------
NET INCREASE (DECREASE) IN CASH                                               112,580                        (274,977)
CASH AT BEGINNING OF PERIOD                                                    61,053                         352,895
                                                            --------------------------         -----------------------
CASH AT END OF PERIOD                                                       $ 173,633                       $  77,918
                                                            ==========================         =======================


SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
     Interest                                                               $  17,805                       $  25,308
                                                            --------------------------         -----------------------
     Income Taxes                                                           $ 507,000                       $  20,149
                                                            ==========================         =======================




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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate (7.00% as of May 31, 2001). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. This agreement requires that the Company meet certain covenants including financial ratios. As of May 31, 2001, the Company was in compliance with the covenants and financial ratios. As of May 31, 2001, the outstanding balance under this agreement was $48,000.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On November 1, 2000, the Company purchased an additional one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation organized in 1989, for $1,000 bringing the Company's ownership in RTM to 67%. The Company is accounting for its investment in RTM under the equity method of accounting as management believes the Company's controlling interest is temporary. The impact of not consolidating RTM on the operating results of the Company for the period ended May 31, 2001, is immaterial. RTM's balance sheet at May 31, 2001, primarily consisted of assets totaling approximately $30,000. Transactions between the Company and RTM did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 6- COMMON STOCK

On March 29, 2001 the Company retired 336,235 treasury shares previously shown on the balance sheet at a cost of $600,934.

NOTE 7- SEGMENT INFORMATION

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments is as follows:

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Three Months Ended                               Equipment             Coatings
May 31, 2001                                      & Parts              & Grouts            Corporate         Consolidated
------------                                      -------              --------            ---------         ------------

Net Sales                                        $3,213,410           $1,224,002           $    --              $4,437,412
Depreciation and amortization:                       48,575               26,998                   9                75,582
Interest expense:                                      --                   --                 8,088                 8,088
Income before taxes:                                282,311              274,083            (139,860)              416,534
Identifiable assets:                              6,235,117            2,412,581             371,047             9,018,745
Capital expenditures:                                 3,922                3,493                --                   7,415

Three Months Ended                               Equipment             Coatings
May 31, 2000                                      & Parts              & Grouts            Corporate         Consolidated
------------                                      -------              --------            ---------         ------------

Net Sales                                        $3,571,530           $  695,292           $    --              $4,266,822
Depreciation and amortization:                       51,702               23,180                  16                74,898
Interest expense:                                       353                 --                19,713                20,066
Income before taxes:                                431,480               48,364            (138,255)              341,589
Identifiable assets:                              6,873,285            1,680,641             381,863             8,935,789
Capital expenditures:                                19,612                6,255                 --                 25,867


Six Months Ended                                 Equipment             Coatings
May 31, 2001                                      & Parts              & Grouts            Corporate         Consolidated
------------                                      -------              --------            ---------         ------------

Net Sales                                        $5,684,272           $2,105,392           $    --              $7,789,664
Depreciation and amortization:                       96,019               53,740                  20               149,779
Interest expense:                                      --                   --                17,805                17,805
Income before taxes:                                532,815              362,089            (243,435)              651,469
Identifiable assets:                              6,235,117            2,412,581             371,047             9,018,745
Capital expenditures:                                30,368               11,289                --                  41,657

Six Months Ended                                 Equipment             Coatings
May 31, 2000                                      & Parts              & Grouts            Corporate         Consolidated
------------                                      -------              --------            ---------         ------------

Net Sales                                        $6,368,718           $1,386,837           $    --              $7,755,555
Depreciation and amortization:                      101,247               45,950                  32               147,229
Interest expense:                                       805                 --                32,138                32,943
Income before taxes:                                801,062               72,983            (279,168)              594,877
Identifiable assets:                              6,873,285            1,680,641             381,863             8,935,789
Capital expenditures:                                67,466               20,560                --                  88,026


                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents percentage of total revenues by region.

                       Three Months Ended            Three Months Ended             Six Months Ended          Six Months Ended
Region                       May 31, 2001                 May 31, 2000                May 31, 2001              May 31, 2000
-------                      ------------                 ------------                ------------              ------------
United States                     66%                          58%                         70%                       61%
Asia/Pacific Rim                  18                           22                          13                        16
Europe/Middle East                12                           14                          13                        16
Other                              4                            6                           4                         7
                       --------------------------    ------------------------    -----------------------    ----------------------
Total                            100%                         100%                        100%                      100%


                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                    THREE MONTHS ENDED MAY 31, 2001 AND 2000

RESULTS OF OPERATIONS

Net sales for the three months ended May 31, 2001 were $4,437,412 compared to $4,266,822 for the same period of the prior year, an increase of $170,590 or 4.0%. Equipment and parts net sales decreased $358,120. This decrease was primarily attributable to decreased sales of fiberglass parts and equipment, offset by slight increases in polyurethane and OEM net sales. Foreign equipment and parts net sales were down 18% and domestic equipment and parts net sales decreased 1%. The decrease in foreign sales was primarily attributable to an 18% decrease in sales to the Asia/Pacific Rim, followed by a 20% decrease in sales to Europe/Middle East. The decrease in equipment and parts net sales was offset in its entirety by a $528,710, or 76%, increase in specialty grout and epoxy product sales. This increase was a result of sales to new Certified Applicators, as well as increased sales to existing Certified Applicators.

The Company's gross margin increased to $1,881,368, or 42.4% of net sales, in the current quarter from $1,781,046, or 41.74% of net sales, in the 2000 period. The increase in dollars and margin percentage were due to the increased sales volume of specialty grout and epoxy products.

Operating expenses for the three months ended May 31, 2001 were $1,466,205 compared to $1,503,124 for the same period of the prior year, a decrease of $36,919, or 2.5%. This decrease was a result of lower personnel costs at GCI.

During the second quarter of 2001, other income, net of other expenses, decreased from the same period in the prior year by $62,296. This decrease was a result of income generated from the three-year non-compete agreement being full amortized and decreased income from the unconsolidated affiliate, offset by reduced interest expense.

                     SIX MONTHS ENDED MAY 31, 2001 AND 2000

RESULTS OF OPERATIONS

Net sales for the six months ended May 31, 2001 were $7,789,664 compared to $7,755,555 for the same period of the prior year, an increase of $34,109 or less than 1%. Equipment and parts net sales decreased $684,446. This decrease was primarily attributable to decreased sales of fiberglass parts and equipment, and to a lesser extent decreased sales of OEM equipment and parts. Foreign equipment and parts net sales were down 22%, whereas domestic equipment and parts net sales increased 1%. The decrease in foreign sales was primarily attributable to a 26%

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


decrease in sales to Europe/Middle East and a 20% decline in sales to the Asia/Pacific Rim. The decrease in equipment and parts net sales was offset by a $718,555, or 52%, increase in specialty grout and epoxy product sales. This increase was a result of sales to new Certified Applicators, as well as increased sales to existing Certified Applicators.

The Company's gross margin increased to $3,391,303, or 43.5% of net sales, in the current period from $3,285,586, or 42.4% of net sales, in the 2000 period. The increase in dollars and margin percentage were due to the increased sales volume of specialty grout and epoxy products.

Operating expenses for the six months ended May 31, 2001 were $2,733,918 compared to $2,791,146 for the same period of the prior year, a decrease of $57,228, or 2.1%. This decrease was principally due to reduced administrative expenses due to lower personnel costs at GCI.

During the six months ended May 31, 2001 other income, net of other expenses, decreased from the same period in the prior year by $106,353. This decrease was a result of income generated from the three-year non-compete agreement being full amortized and decreased income from the unconsolidated affiliate, offset by reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operations and availability under the revolving line of credit. At May 31, 2001 the Company has cash of $173,633, net working capital of $5,187,842 and $3,452,000 available under the revolving line of credit.

On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate (7.00% as of May 31, 2001). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. This agreement requires that the Company meet certain covenants including financial ratios. As of May 31, 2001 the Company was in compliance with the covenants and financial ratios. As of May 31, 2001, the outstanding balance under this agreement was $48,000.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS




FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a continued slow-down in domestic and foreign markets for plural component dispensing systems and a reduction in growth of markets for the Company's specialty grout and epoxy products.

                           COHESANT TECHNOLOGIES INC.

PART II.   OTHER INFORMATION

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibit

                  4.1 Amendment to Credit and Security Agreement, Date April 1, 2001 by and between Cohesant Technologies Inc. and Union Planters Bank, N.A.

           (b)      Reports on Form 8-K - none

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:       June 15, 2001


                                                 COHESANT TECHNOLOGIES INC.


                                        BY:      /s/ Robert W. Pawlak
                                                 -------------------------------
                                                 Robert W. Pawlak
                                                 Chief Financial Officer