Form 10QSB
period 2001-08-31
COHESANT TECHNOLOGIES INC
filed 2001-09-28
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended      August 31, 2001
                               -------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                       to
                                --------------------    ------------------------


Commission File Number:  1-13484
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

As of September 24, 2001, the Company has 2,429,983 shares of Common Stock, $.001 par value, outstanding.

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

     Cohesant Technologies Inc. Condensed Consolidated
           Balance Sheet as of August 31, 2001........................................................ 1

     Cohesant Technologies Inc. Condensed Consolidated
           Statements of Operations for the Three Months Ended
           August 31, 2001 and August 31, 2000........................................................ 2

     Cohesant Technologies Inc. Condensed Consolidated
           Statements of Operations for the Nine Months Ended
           August 31, 2001 and August 31, 2000........................................................ 3

     Cohesant Technologies Inc. Condensed Consolidated
           Statements of Cash Flows for the Nine Months Ended
           August 31, 2001 and August 31, 2000........................................................ 4

     Notes to Condensed Consolidated Financial Statements............................................. 5

     Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................................10



PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings.............................................................................13

Item 4. Submission of Matters to a Vote of Security Holders...........................................13

Item 6. Exhibits and Reports on Form 8-K..............................................................13

Signature.............................................................................................14

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                            August 31, 2001
                                                            ---------------
ASSETS:
     Cash                                                        $  614,117
     Accounts receivable, net of allowance
        for doubtful accounts of $245,561                         3,495,246
     Inventory                                                    3,445,175
     Prepaid expenses and other                                     151,256
     Deferred tax assets                                            173,300
                                                            ---------------
               Total Current Assets                               7,879,094

     Property, plant and equipment, net                             503,592
     Investment in unconsolidated affiliate                          19,599
     Patents and other intangibles, net                             118,149
     Goodwill, net                                                  859,349
     Other noncurrent assets                                          4,671
                                                            ---------------
               Total Assets                                      $9,384,454
                                                            ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                            $1,203,079
     Accrued salaries, benefits and commissions                     389,174
     Accrued taxes                                                  398,418
     Other current liabilities                                      284,293
                                                            ---------------
               Total Current Liabilities                          2,274,964

     Commitments and contingencies

     Shareholders' Equity:
        Common stock ($.001 par value, 10,000,000
          shares authorized, 2,429,983 issued and outstanding)        2,430
        Additional paid-in capital                                5,947,180
        Retained earnings                                         1,159,880
                                                            ---------------
               Total Shareholders' Equity                         7,109,490
                                                            ---------------

               Total Liabilities and Shareholders' Equity        $9,384,454
                                                            ===============




               The accompanying notes are an integral part of this
                  Condensed Consolidated Financial Statement.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended
                                         August 31, 2001     August 31, 2000
                                         ---------------     ---------------

NET SALES                                 $ 4,506,718         $ 4,123,238
COST OF SALES                               2,375,217           2,244,322
                                          -----------         -----------
     Gross profit                           2,131,501           1,878,916

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                      313,562             269,936
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                1,288,861           1,223,975
                                          -----------         -----------
TOTAL OPERATING EXPENSES                    1,602,423           1,493,911

    Income from operations                    529,078             385,005

OTHER INCOME (EXPENSE):
     Interest expense                             (39)            (21,771)
     Equity in income of
          unconsolidated affiliate                  0              37,277
     Other income, net                         17,715              36,207
                                          -----------         -----------

INCOME BEFORE INCOME TAXES                    546,754             436,718

INCOME TAX PROVISION                         (202,298)           (147,793)
                                          -----------         -----------

NET INCOME                                    344,456             288,925
                                          ===========         ===========

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE  (Note 3)                  $      0.14         $      0.12
                                          ===========         ===========

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                    2,419,560           2,343,695
                                          ===========         ===========
   DILUTED                                  2,448,202           2,404,653
                                          ===========         ===========






               The accompanying notes are an integral part of this
                  Condensed Consolidated Financial Statement.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the Nine Months Ended
                                         August 31, 2001     August 31, 2000
                                         ---------------     ---------------

NET SALES                                 $ 12,296,382         $ 11,878,793
COST OF SALES                                6,773,578            6,714,291
                                          ------------         ------------
     Gross profit                            5,522,804            5,164,502

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                       875,095              820,981
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 3,461,246            3,464,076
                                          ------------         ------------
TOTAL OPERATING EXPENSES                     4,336,341            4,285,057

    Income from operations                   1,186,463              879,445

OTHER INCOME (EXPENSE):
     Interest expense                          (17,844)             (54,714)
     Equity in income of
          unconsolidated affiliate                   0               99,151
     Other income, net                          29,604              107,713
                                          ------------         ------------

INCOME BEFORE INCOME TAXES                   1,198,223            1,031,595

INCOME TAX PROVISION                          (426,221)            (345,005)
                                          ------------         ------------

NET INCOME                                     772,002              686,590
                                          ============         ============

BASIC AND DILUTED EARNINGS PER
  COMMON SHARE (Note 3)                   $       0.32         $       0.29
                                          ============         ============

WEIGHTED AVERAGE SHARES OF COMMON
  STOCK OUTSTANDING:
   BASIC                                     2,386,371            2,339,980
                                          ============         ============
   DILUTED                                   2,424,827            2,402,428
                                          ============         ============







               The accompanying notes are an integral part of this
                  Condensed Consolidated Financial Statement.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      For the Nine Months Ended
                                                                August 31, 2001     August 31, 2000
                                                                ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $   772,002         $   686,590
  Adjustments to reconcile net income to net cash
     used in continuing operations -
     Depreciation and amortization                                    234,902             215,245
     Loss on disposal of equipment                                      2,591                 -
     Provision for doubtful accounts                                   35,500              45,500
     Equity in income of unconsolidated subsidiary                        -               (99,151)
     Net change in current assets and
      current liabilities-
       Accounts receivable                                           (354,656)         (1,133,365)
       Inventory                                                      184,280            (729,882)
       Prepaid expenses                                               (17,649)            (39,463)
       Accounts payable                                               303,191             260,856
       Other current liabilities                                     (486,719)            252,640
       Other noncurrent assets                                        (13,754)            (14,534)
       Other noncurrent liabilities                                       -                (9,727)
                                                                  -----------         -----------
       Net cash provided by (used in) operating activities            659,688            (565,291)
                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment additions                            (72,741)            (98,276)
   Payments from unconsolidated affiliate                              42,003              86,797
                                                                  -----------         -----------
       Net cash used in investing activities                          (30,738)            (11,479)
                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Payments) borrowings under revolving line of credit              (179,000)            325,000
   Proceeds from exercise of stock options                            103,114              15,076
                                                                  -----------         -----------
       Net cash provided by (used in) financing activities            (75,886)            340,076
                                                                  -----------         -----------

NET INCREASE (DECREASE) IN CASH                                       553,064            (236,694)
CASH AT BEGINNING OF PERIOD                                            61,053             352,895
                                                                  -----------         -----------
CASH AT END OF PERIOD                                             $   614,117         $   116,201
                                                                  ===========         ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
     Interest                                                     $    17,844         $    54,714
                                                                  -----------         -----------
     Income Taxes                                                 $   653,000         $    24,949
                                                                  ===========         ===========





               The accompanying notes are an integral part of this
                  Condensed Consolidated Financial Statement.

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Cohesant Technologies Inc. ("Company") designs, develops and manufactures plural component dispensing systems, specialized spray finishing and coating application equipment and specialty two component epoxy coating and grout products through two subsidiaries--Glas-Craft, Inc. ("GCI") and Raven Lining Systems, Inc. ("Raven").


NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for certain small business issuers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated interim financial statements include all adjustments, necessary to present fairly the financial information for such periods.

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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate (6.50% as of August 31, 2001). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. This agreement requires that the Company meet certain covenants including financial ratios. As of August 31, 2001, the Company was in compliance with the covenants and financial ratios. As of August 31, 2001, the Company did not have a balance outstanding under this facility.

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

On November 1, 2000, the Company purchased an additional one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation organized in 1989, for $1,000 bringing the Company's ownership in RTM to 67%. The Company is accounting for its investment in RTM under the equity method of accounting as management believes the Company's controlling interest is temporary. The impact of not consolidating RTM on the operating results of the Company for the period ended August 31, 2001, is immaterial. RTM's balance sheet at August 31, 2001, primarily consisted of assets totaling approximately $30,000. Transactions between the Company and RTM did not have a material impact on the Company's consolidated financial position or results of operations.

NOTE 6- COMMON STOCK

On March 29, 2001 the Company retired 336,235 treasury shares previously shown on the balance sheet at a cost of $600,934.

The Board of Directors at their September 2001 meeting authorized the re-purchase of up to 250,000 shares of the Company's common stock in the open market.

NOTE 7- SEGMENT INFORMATION

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments is as follows:

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Three Months Ended                              Equipment        Coatings
August 31, 2001                                  & Parts         & Grouts      Corporate       Consolidated
---------------                                  -------         --------      ---------       ------------
Net Sales                                      $ 3,101,186    $ 1,405,532        $     -     $    4,506,718
Depreciation and amortization:                      58,145         26,969              9             85,123
Interest expense:                                        -              -             39                 39
Income before taxes:                               378,362        311,083       (142,691)           546,754
Identifiable assets:                             6,076,142      2,451,993        856,319          9,384,454
Capital expenditures:                               22,868          8,216              -             31,084

Three Months Ended                              Equipment        Coatings
August 31, 2000                                  & Parts         & Grouts      Corporate       Consolidated
---------------                                  -------         --------      ---------       ------------

Net Sales                                      $ 3,311,928    $   811,310        $     -     $    4,123,238
Depreciation and amortization:                      44,907         23,093             16             68,016
Interest expense:                                      352              -         21,419             21,771
Income before taxes:                               427,098        149,374       (139,754)           436,718
Identifiable assets:                             7,098,642      1,997,344        421,520          9,517,506
Capital expenditures:                               10,046            204              -             10,250

Nine Months Ended                               Equipment        Coatings
August 31, 2001                                  & Parts         & Grouts      Corporate       Consolidated
---------------                                  -------         --------      ---------       ------------

Net Sales                                      $ 8,785,458    $ 3,510,924        $     -      $  12,296,382
Depreciation and amortization:                     154,164         80,709              29           234,902
Interest expense:                                        -              -          17,844            17,844
Income before taxes:                               911,177        673,172        (386,126)        1,198,223
Identifiable assets:                             6,076,142      2,451,993         856,319         9,384,454
Capital expenditures:                               53,236         19,505               -            72,741

Nine Months Ended                               Equipment        Coatings
August 31, 2000                                  & Parts         & Grouts      Corporate       Consolidated
---------------                                  -------         --------      ---------       ------------

Net Sales                                      $ 9,680,646    $ 2,198,147        $     -      $  11,878,793
Depreciation and amortization:                     146,154         69,043             48            215,245
Interest expense:                                    1,157              -         53,557             54,714
Income before taxes:                             1,228,160        222,357       (418,922)         1,031,595
Identifiable assets:                             7,098,642      1,997,344        421,520          9,517,506
Capital expenditures:                               77,512         20,764              -             98,276


                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following table presents percentage of total revenues by region.

                                                                                        Nine Months          Nine Months Ended
                          Three Months Ended            Three Months Ended                 Ended                   Ended
Region                      August 31, 2001              August 31, 2000              August 31, 2001         August 31, 2001
-------                     ---------------              ---------------              ---------------         ---------------

United States /
Canada                             72%                          67%                         70%                       64%
Asia/Pacific Rim                   13                           14                          14                        15
Europe/Middle East                 10                           13                          11                        15
Other                               5                            6                           5                         6
                       --------------------------    ------------------------     ----------------------    ----------------------
Total                             100%                         100%                        100%                      100%


NOTE 8- NEW ACCOUNTING STANDARDS

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Goodwill is to be tested for impairment at a reporting unit level at least annually. SFAS 142 also changes certain aspects of accounting for intangible assets; however, excluding goodwill, the company does not have any significant intangible assets.

SFAS 142 also requires the initial impairment review of all goodwill and other intangible assets within six months of the adoption date, which is December 1, 2001, if the Company elects early adoption. The impairment review consists of a comparison of the fair value of a reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying amount, an impairment loss would be recognized. Results of the initial impairment review are to be treated as a change in accounting principle in accordance with APB Opinion No. 20 "Accounting Changes." An impairment loss recognized as a result of an impairment test occurring after the initial impairment review is to be reported as a part of operations.

The adoption of SFAS 141 will not materially impact operations. As required by SFAS 142, amortization of goodwill relating to the purchase of Raven, which approximates $76,000 per

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

year, will cease on December 1, 2001, if the Company elects early adoption. The Company has not determined the potential impact of initial impairment reviews to be performed within six months of adoption of SFAS 142.

Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the impact that SFAS 143 will have on its operations.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                   THREE MONTHS ENDED AUGUST 31, 2001 AND 2000

RESULTS OF OPERATIONS

Net sales for the three months ended August 31, 2001 were $4,506,718 compared to $4,123,238 for the same period of the prior year, an increase of $383,480 or 9.3%. Specialty grout and epoxy products net sales increased $594,222 or 73.2%. This increase was a result of higher sales to established Certified Applicators as well as increased orders from recently signed Certified Applicators. Equipment and parts net sales decreased $210,742, or 6.4%. This decrease was primarily a result of decreased sales of fiberglass equipment and parts and to a lesser extent a decrease in polyurethane equipment. Domestic equipment and parts net sales decreased 11%, whereas foreign equipment and parts net sales were flat.

The Company's gross margin increased to $2,131,501, or 47.3% of net sales, in the current quarter from $1,878,916, or 45.6% of net sales, in the comparable 2000 quarter. This increase was due to the increased sales volume and the increase in gross margin percentage was a result of a favorable product mix.

Operating expenses for the three months ended August 31, 2001 were $1,602,423 compared to $1,493,911 for the same period of the prior year, an increase of $108,512, or 7.3%. This increase was principally due to higher personnel costs in the research, development and engineering and administrative categories.

During the third quarter of 2001, other income, net of other expenses, decreased from the same period in the prior year by $34,037. This decrease was a result of income generated from the three-year non-compete agreement being full amortized in earlier periods and decreased income from the unconsolidated affiliate, offset by reduced interest expense.

                   NINE MONTHS ENDED AUGUST 31, 2001 AND 2000

RESULTS OF OPERATIONS

Net sales for the nine months ended August 31, 2001 were $12,296,382 compared to $11,878,793 for the same period of the prior year, an increase of $417,589 or 3.5%. Specialty grout and epoxy products net sales increased $1,312,777 or 59.7%. This increase was a result of higher sales to established Certified Applicators as well as increased orders from recently signed

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Certified Applicators. Equipment and parts net sales decreased $895,188 or 9.2%. This decrease was primarily a result of decreased sales of fiberglass equipment and parts and to a lesser extent a decrease in polyurethane equipment and OEM equipment and part sales. Foreign equipment and parts net sales decreased 15%, whereas domestic equipment and parts net sales decreased 4%. The decrease in foreign sales was primarily a result of decreased sales to Europe/Middle East and to a lesser extent the Asia/Pacific Rim and South America.

The Company's gross margin increased to $5,522,804, or 44.9% of net sales, in the current period from $5,164,502, or 43.5% of net sales, in the 2000 period. The increase in dollars and margin percentage were due to the increased sales volume and the favorable product mix of specialty grout and epoxy products, which have higher margins.

Operating expenses for the nine months ended August 31, 2001 were $4,336,341 compared to $4,285,057 for the same period of the prior year, an increase of $51,284, or 1.2%.

During the nine months ended August 31, 2001 other income, net of other expenses, decreased from the same period in the prior year by $140,390. This decrease was a result of income generated from the three-year non-compete agreement being full amortized and decreased income from the unconsolidated affiliate, offset by reduced interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash provided by operations and availability under the revolving line of credit. Cash provided by and (used in) operations were $659,688 and ($565,291) for the nine month period ended August 31, 2001 and 2000, respectively. At August 31, 2001 the Company has cash of $614,117, net working capital of $5,604,130 and $3,500,000 available under the revolving line of credit.

On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate (6.50% as of August 31, 2001). The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. This agreement requires that the Company meet certain covenants including financial ratios. As of August 31, 2001 the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.

The Board of Directors at their September 2001 meeting authorized the re-purchase of up to 250,000 shares of the Company's common stock in the open market.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The FASB issued three new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) and SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). The Company is currently reviewing these pronouncements and there effect on operations. See footnote 8 of the Condensed Consolidated Financial Statements.

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

                           COHESANT TECHNOLOGIES INC.

PART II.   OTHER INFORMATION
----------------------------

Item 1.  Legal Proceedings

         The Company is party to certain legal and environmental matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

     a)   The Company's annual meeting of stockholders was held on June 4, 2001.

     b) At the annual meeting, the Company's stockholders elected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2002.

     c) At the annual meeting, the Company's stockholders ratified the amendment to the Company's 1994 Stock Option Plan increasing the number of shares by 66,000. The holders of 2,260,663 shares of Common Stock voted to ratify the amendment, the holders of 37,750 shares voted against the amendment, and the holders of 38,977 shares abstained.

     d) At the annual meeting, the Company's stockholders ratified the appointment of Arthur Andersen LLP as auditors of the Company for fiscal 2001. The holders of 2,336,303 shares of Common Stock voted to ratify the appointment, the holders of 400 shares voted against the ratification, and the holders of 687 shares abstained.

          The following tabulation represents voting for the Directors:

                                                                Withheld
                                           For                  Authority
                                    -----------------  -------------------------

          Michael L.  Boeckman            2,334,390               3,000
          Morton A. Cohen                 2,334,390               3,000
          Dwight D. Goodman               2,216,992             120,398
          Richard L. Immerman             2,333,990               3,400
          Morris H. Wheeler               2,333,990               3,400


Item 6.  Exhibits and reports on Form 8-K -none

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated:      September 24, 2001


                                         COHESANT TECHNOLOGIES INC.


                                     BY: /s/ Robert W. Pawlak
                                         ----------------------------------
                                         Robert W. Pawlak
                                         Chief Financial Officer