Form 10KSB40
period 2001-11-30
COHESANT TECHNOLOGIES INC
filed 2002-02-26
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended           November 30, 2001
                          -----------------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to
                               ----------------     -----------------
                  Commission file number             1-13484
                                         ------------------------------

                           COHESANT TECHNOLOGIES INC.
              (Exact name of Small Business Issuer in Its charter)

           Delaware                                       34-1775913
  (State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)
5845 West 82nd Street, Ste. 102, Indianapolis, Indiana 46278
(Address of Principal Executive Offices)                 (Zip Code)
Issuer's Telephone Number, Including Area Code:  (317) 875-5592

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $16,391,583.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 31, 2002. $4,287,639.

         As of January 31, 2002, the Issuer had 2,541,232 shares of Common Stock, $.001 par value, outstanding.

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

         The Company manufactures the Raven and AquataPoxy lines of epoxy coating and grout products. These high performance formulations provide protection and structural enhancement needed from deterioration caused by corrosion, infiltration, atmospheric conditions and chemical attack. Although the Company believes there are many more uses for the Raven and AquataPoxy products, they have most prevalently been used in the construction, repair, rehabilitation and maintenance of water and wastewater treatment, distribution and collection systems, food & beverage, industrial and recreational facilities.

         For the years ended November 30, 2001 and 2000, the Company had net sales of $16,391,583 and $15,820,077, respectively, of which $11,387,525 and
$12,719,431, respectively, were for equipment systems, replacement parts and supplies and $5,004,058 and $3,100,646, respectively, were for coating and grout products.

         The Company, which was organized in 1994, conducts business through its subsidiaries, Glas-Craft, Inc. ("GCI"), an Indiana corporation, and Raven Lining Systems, Inc. ("Raven"), an Oklahoma corporation. As used herein, the term "Company" includes the operations of Cohesant, and its wholly-owned subsidiaries GCI and Raven, unless the context indicates otherwise.

(b)      NARRATIVE DESCRIPTION OF BUSINESS

PRODUCTS

Glas-Craft, Inc.

         GCI designs and manufactures a wide range of specialized spray and application equipment systems and supplies to spray multi-component formulations such as fiberglass reinforced plastics and polyurethane foam. Net sales of spray equipment systems amounted to $5,795,629 and $6,857,830 for the fiscal years ended November 30, 2001 and 2000, respectively, representing 35.4% and 43.4%, respectively, of net sales. A significant portion of the Company's equipment business is the sale of replacement and spare parts and supplies for its current and discontinued spray equipment systems. The Company maintains an inventory of approximately 6,800 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $5,591,896 and $5,861,601, representing 34.1% and 37.0% of net sales for the fiscal years ended November 30, 2001 and 2000, respectively.

  Fiberglass reinforced plastic spray equipment. GCI's predecessor developed spray and applications equipment systems for the modern method of fiberglass reinforced plastic product manufacturing known as the `spray up' method. The spray up manufacturing process is quicker and more cost effective than the `hand layup' and mass production molding methods of reinforced fiberglass products manufacturing and can be used to manufacture a wide variety of products, including such diverse products as boat hulls and construction components. The spray up method is ideally suited for small quantity and custom production.

         The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals ("VOC's") such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI's spray equipment systems are designed to reduce spray emissions and over spray and increase transfer efficiency and spray control. Improved containment limits emissions of environmentally and occupationally hazardous chemicals. Greater transfer efficiency results in less waste of product. GCI has developed new products with non-atomized dispensing capabilities that further reduce VOC's. These products include an internal mix gun and spray nozzle.

  Other multi-component spray equipment. The Company also designs and manufactures spray and applications equipment systems for dispensing polyurethane, polyurea and other multi-component materials and coatings. A portion of these sales go to Original Equipment Manufacturers (OEM). Polyurethane is used for insulation, packaging, flotation devices and many other uses. These materials are used for insulation and protective coatings and for the manufacture of formed plastic products such as automobile and aircraft components and marine products. The Company's technology has many applications in the plastics and coatings industries. Consequently, the Company continuously seeks and develops new and different uses for its equipment. The Company, when necessary, will modify existing equipment designs or will design new equipment to meet the requirements of new plastics and other products as well as changing regulation and manufacturing methods.

Raven Lining Systems

         Raven produces high performance protective coatings under the Raven and AquataPoxy brands. These proprietary formulations of solvent-free coatings and grouts contain no VOC's. As with GCI, Raven benefits significantly from increasing government regulation of VOC's and the resulting trend towards low VOC products. Additionally, Raven fulfills specifying engineers' requests for application of Raven products by the Company's professional Certified Applicators. Net sales of AquataPoxy and Raven products amounted to $5,004,058 and $3,100,646, representing 30.5% and 19.6% of net sales for the fiscal years ended November 30, 2001 and 2000, respectively.

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

MARKETING

  Distributors and Certified Applicators

         Most of the Company's products are sold through a growing network of independent distributors and Certified Applicators in the United States and overseas. A minor amount of GCI's sales are made directly to large end-users and OEM accounts by factory salesmen.

         Generally, the products of GCI are sold through over 100 independent domestic and international equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the international distributors sell only industrial equipment. For the fiscal years ended November 30, 2001 and 2000, GCI's ten largest distributors accounted for 32% and 47%, respectively, of equipment system and replacement parts sales. Of the foregoing, five of the distributors in both fiscal 2001 and 2000 were international based. GCI provides training to the distributors and customers in the use of its equipment systems and products.

         Raven markets its products, application and spray technology through domestic and international independent distributors, manufacture representatives and Certified Applicators. Raven presently has thirty-seven domestic Certified Applicators and two international Certified Applicators. For the fiscal years ended November 30, 2001 and 2000 Raven's ten largest Certified Applicators accounted for 58% and 63%, respectively, of coating and grout product sales.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company has a research and development program to continually improve its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. The Company has twelve full-time and one part-time employees devoted to engineering, research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessors. Research, development and engineering expenses for the fiscal years ended November 30, 2001 and 2000 were $1,132,521 and $1,070,845, respectively, or 6.9% and 6.8%, respectively of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

GOVERNMENT REGULATION

         The Company is subject to regulations administered by the EPA, OSHA, various state agencies, county and local authorities acting in cooperation with Federal and state authorities and international governmental regulatory agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes significant compliance burdens and risks on the Company's operating subsidiaries. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.

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

         As a product exporter, the Company is subject to regulation by international governments. There can be no assurance that the Company will be in compliance with or achieve compliance with laws and regulations enacted by international governments in the future.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

         The Company holds seven U.S. patents and three U.S. patent applications, all of which are applicable to the Company's specialized two-component spray finishing and coating application equipment. No single patent is material to the Company. The Company's patents expire at various times in the future, none which exceed seventeen years.

         The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company promotes the "GLAS-CRAFT" and "RAVEN" trademarks in connection with its marketing activities and holds a United States trademark registration for AAC(R) and AquataFlex(R).

         The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.

EMPLOYEES

         As of January 18, 2002, the Company employed approximately 70 full time and 2 part time persons, 18 of whom are in sales, 9 are in engineering, 6 are in research and development and service, 3 are in quality control, 23 are in manufacturing and 13 are in accounting and administration. The Company believes its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company's executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma. GCI leases approximately 51,200 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January 2004. Raven leases approximately 14,400 square feet of combined office and manufacturing space in Tulsa, Oklahoma through December 2002. The Company believes its facilities are adequate to meet its current and prospective needs.

ITEM 3.  LEGAL PROCEEDINGS

      Graves Spray Supply, Inc. (Graves), the parent company of Magnum-Venus Products, filed a lawsuit in federal court, in the Middle District of Florida, against the Company's GCI subsidiary on December 19, 2001, under the patent laws of the United States. The claim asserts GCI's spray nozzle infringes certain patent claims held by Graves. Graves seeks damages, injunction of future production, and legal fees. The Company intends to vigorously defend the suit and believes the suit is without merit. Nevertheless, in an effort to minimize the cost of litigation the Company is currently in preliminary settlement discussions with Graves.

         In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. As an additional measure of protection, the Company obtained a supplemental environmental insurance policy. Recently, the Missouri Attorney General's office has raised questions regarding the status of the contributed land. Management is currently evaluating the situation and has advised MLI of the Missouri Attorney General's concerns.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended November 30, 2001.

ITEM 4.1 EXECUTIVE OFFICERS OF THE REGISTRANT

         This information is included in this Report pursuant to Instruction 3 of Item 401(b) of Regulation S-K. The following is a list of the executive officers of the Company and a brief description of their business experience. Each executive officer will hold office until his successor is chosen and qualified.

         MORRIS H. WHEELER has been a Director of the Company since 1996 and Chief Executive Officer and President since January 2002. In 1999, Mr. Wheeler founded Drummond Road LLC, an investment management company involved in the management of the venture capital portfolio of Clarion Capital Corporation("Clarion"). Prior to founding Drummond Road, from April 1998 to June 1999, Mr. Wheeler was the founder and Chief Executive Officer of sputnik7.com (formerly BlueTape, LLC), an Internet media company, which won a Webby for Music Entertainment. Prior to April 1998, Mr. Wheeler served in various executive capacities with Clarion Capital. He also served as President of Clarion Management Ltd., an investment management and consulting company from April 1996 to April 1998. Mr. Wheeler holds a degree in economics from the University of Massachusetts at Amherst and a J.D. from the Yale Law School and is the son-in-law of Morton A. Cohen, the Company's major beneficial shareholder.

         DWIGHT D. GOODMAN has been a Director of the Company since its inception and has been the Chairman of the Board since January 2002. Mr. Goodman was Chief Executive Officer of the Company from January 1998 to December 2001 and President of the Company from July 1996 to December 2001, and prior thereto held various executive offices. Mr. Goodman had been the President and Chief Executive Officer of GCI from 1984 to 1996.

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

         The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter in the two year period ended November 30, 2001, as reported by Nasdaq. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.


COMMON STOCK                                                                                 Bid Price
------------                                                                                 ---------
                                                                                    High                    Low
                                                                                    ----                    ---
                           Year Ended November 30, 2000
                           ----------------------------
                                 First Quarter                                      $3.69                   $2.13
                                 Second Quarter                                      3.72                    2.63
                                 Third Quarter                                       3.75                    2.31
                                 Fourth Quarter                                      3.13                    2.19

                           Year Ended November 30, 2001
                           ----------------------------
                                 First Quarter                                      $3.00                   $2.25
                                 Second Quarter                                      2.94                    1.78
                                 Third Quarter                                       2.80                    2.17
                                 Fourth Quarter                                      3.74                    2.35


         On January 1, 2002, the Company had approximately 470 beneficial holders of its Common Stock.

         The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Fiscal Year Ended November 30, 2001 as compared to Fiscal Year Ended November 30, 2000

         Net sales for the fiscal year ended November 30, 2001, were $16,391,583 representing an increase of $571,506 or 3.6%, from fiscal 2000 net sales of $15,820,077. The increase consisted of an $1,903,412 or 61.4% increase in net sales of specialty coating and grout products to $5,004,058 in fiscal 2001. This increase was a result of increased sales to existing Certified Applicators as well as sales to new Certified Applicators. Equipment and parts net sales decreased to $11,387,525, an $1,331,906 or 10.5% decrease from fiscal 2000 net sales. This decrease was primarily a result of decreased sales of fiberglass equipment and parts and to a lesser extent a decrease in polyurethane equipment and OEM equipment and part sales. International equipment and parts net sales decreased 17%, whereas domestic equipment and parts net sales decreased 4%. The decrease in international sales was primarily a result of decreased sales to Europe/Middle East, Asia/Pacific Rim and, to a lesser extent, South America.

         The Company's gross margin increased to $7,405,291, or 45.2% of net sales, in fiscal 2001 from $6,874,619, or 43.5% of net sales, in fiscal 2000. The increase in dollars and margin percentage were due to the increased sales volume and the favorable product mix of specialty grout and epoxy products, which have higher margins.

         Research, development and engineering expenses were $1,132,521 and $1,070,845 for the fiscal years ended November 30, 2001 and 2000, respectively. This increase of $61,676, or 5.8% was primarily attributable to higher personnel costs at GCI.

         Selling, general and administrative expenses for the fiscal years ended November 30, 2001 and 2000, were $4,644,335 and $4,607,182, respectively, representing a slight increase of $37,153 or less than 1%.

         Other income, net of other expenses for the fiscal year ended November 30, 2001, decreased $151,736 from the fiscal 2000 period. This decrease was a result of income generated for a three-year non-compete agreement being fully amortized in 2000 and the elimination of income from the previously unconsolidated affiliate, offset by reduced interest expense.

         Our effective tax rate for the year ended November 30, 2001 and 2000 was 36% and 33%, respectively. The increase in the effective tax rate in the year ended November 30, 2001 primarily resulted from the utilization of NOL's during fiscal year 2000 for which a valuation allowance was previously provided and changes in an income tax reserve.


LIQUIDITY AND CAPITAL RESOURCES

         On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate. The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of November 30, 2001, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.

         In September 2001, the Company announced a 250,000 share repurchase program. Through January 31, 2002, the Company has not repurchased any shares under this program.

         As of November 30, 2001, the Company's working capital increased to $5,972,721 from $4,571,081 at November 30, 2000 and includes cash of $1,119,311.
The increase in working capital was primarily due to cash generated from operations.

         The Company does not have any other significant commitments or guarantees except for rental commitments which are disclosed in Note 11 to the Consolidated Financial Statements.

         The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

NEW ACCOUNTING STANDARD

         In 2001, the FASB issued four new statements of financial accounting standards: SFAS No. 141, "Business Combinations" (SFAS 141), SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Company is currently reviewing these pronouncements and their effect, if any, on the Company's operating results or financial position. See Note 2.m to the Consolidated Financial Statements.

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


                                                                                                        DIRECTOR
                NAME                                  PRINCIPAL OCCUPATION AND AGE                        SINCE
                ----                                  ----------------------------                        -----
Morton A. Cohen                        Chairman and Chief Executive Officer of Clarion Corp.; age
                                       66                                                                 1994

Dwight D. Goodman                      Chairman; age 68                                                   1994

Michael L. Boeckman                    Chief Financial Officer and Administrative Partner of
                                       Cohen & Co.; age 55                                                1994

Richard L. Immerman                    Co-Owner of Functional Products Inc.; age 51                       1998

Morris H. Wheeler                      President and Chief Executive Officer; Age 41
                                                                                                          1996

         MORTON A. COHEN has been a Director of the Company since 1994. From July 1994 until December 2001, Mr. Cohen had been the Chairman of the Board and served as the Company's Chief Executive Officer from 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation ("Clarion"), a private, small business investment company, for more than five years. He is also a director of Zemex Corporation, an industrial minerals company and DHB Capital Group, Inc., a holding company with a diversified portfolio. Mr. Cohen is the father-in-law of Morris H. Wheeler.

         DWIGHT D. GOODMAN has been a Director of the Company since its inception and has been the Chairman of the Board since January 2002. Mr. Goodman was Chief Executive Officer of the Company from January 1998 to December 2001 and President of the Company from July 1996 to December 2001, and prior thereto held various executive offices. Mr. Goodman had been the President and Chief Executive Officer of GCI from 1984 to 1996.

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

         RICHARD L. IMMERMAN has been a Director of the Company since 1998. Mr. Immerman is a co-owner of Functional Products Inc., a specialty chemical company, a position he has held for over five years.

         MORRIS H. WHEELER has been a Director of the Company since 1996 and Chief Executive Officer and President since January 2002. In 1999, Mr. Wheeler founded Drummond Road LLC, an investment management company involved in the management of the venture capital portfolio of Clarion Capital Corporation. Prior to founding Drummond Road, from April 1998 to June 1999, Mr. Wheeler was the founder and Chief Executive Officer of sputnik7.com (formerly BlueTape, LLC), an Internet media company, which won a Webby for Music Entertainment. Prior to April 1998, Mr. Wheeler served in various executive capacities with Clarion Capital. He also served as President of Clarion Management Ltd., an investment management and consulting company from April 1996 to April 1998. Mr. Wheeler holds a degree in economics from the University of Massachusetts at Amherst and a J.D. from the Yale Law School and is the son-in-law of Morton A. Cohen, the Company's major beneficial shareholder.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2001, 2000, 1999 for the Chief Executive Officer and the other two most highly compensated executives of the Company. No other executive officer received compensation in excess of $100,000 during such year.


                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                                                       COMPENSATION
                                                  ANNUAL COMPENSATION                     AWARDS
                                    ------------------------------------------------      ------

                                                                                        SECURITIES
           NAME AND               FISCAL                                OTHER ANNUAL     UNDERLYING            ALL OTHER
       PRINCIPAL POSITION          YEAR      SALARY         BONUS      COMPENSATION       OPTIONS             COMPENSATION
       ------------------          ----      ------         -----           (1)           (SHARES)                 (2)
                                                                            ---           --------                 ---

Dwight D. Goodman                  2001    $ 125,000    $ 36,000          $ 0               7,500                 $5,254
  President and Chief              2000      125,000    $ 36,000            0                 0                    4,849
  Executive Officer                2000      125,000      33,000            0                 0                    4,759

Richard A. Mordarski               2001      108,833      22,707            0              10,000                  4,452
  President -                      2000      103,650      32,000            0                 0                    4,139
  Glas-Craft, Inc.                 1999       96,219      30,000            0                 0                    3,835

J. Stewart Nance                   2001       93,450      96,500            0              13,000                  5,243
  President-Raven Lining           2000       89,000      58,023            0                 0                    3,274
  Systems, Inc.                    1999       82,888      39,500            0                 0                    3,327

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


                                         Number of                % of Total           Exercise
                                         Securities             Options Granted        or Base
                                         Underlying             to Employees in         Price          Expiration
             Name                     Options Granted             Fiscal Year           ($/Sh)          Date (3)
             ----                     ---------------             -----------           ------          --------
Dwight D. Goodman                         7,500 (1)                  4.5%               $ 3.20      11/3/2006
Richard A. Mordarski                     10,000 (2)                  6.0%               $ 3.20      11/3/2006
J. Stewart Nance                         13,000 (2)                  7.7%               $ 3.20      11/3/2006

(1) Mr. Goodman's options become exercisable in two equal annual installments commencing November 3, 2002, the anniversary of the date of the grant.

(2) Options become exercisable in four equal annual installments commencing November 3, 2002, the anniversary of the date of the grant.
(3) Options were granted for a term of five years, subject to earlier termination in certain events related to termination of employment.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the chief executive officer and the other executives of the Company named in the compensation table.


                                                                                                    Value of Unexercised
                                                                Number of Unexercised               In-The-Money Options
                                                             Options at November 30, 2001           at November 30, 2001
                                                             ----------------------------           --------------------
                                 SHARES
                               ACQUIRED ON       VALUE
           NAME                 EXERCISE       REALIZED    EXERCISABLE      UNEXERCISABLE      EXERCISABLE      UNEXERCISABLE
           ----                 --------       --------    -----------      -------------      -----------      -------------

Dwight D. Goodman                15,000         $10,500        22,500             7,500            $39,150         $  750
Richard A. Mordarski             10,000           6,900         9,750            13,250             16,965            6,655
J. Stewart Nance                 10,000           6,900         7,500            15,500             13,050            5,650



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of January 31, 2002, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:


                                                                                        PERCENTAGE OF
              NAME AND ADDRESS                       AMOUNT AND NATURE OF                OUTSTANDING
            OF BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP               SHARES OWNED
            -------------------                      --------------------               ------------
Morton A. Cohen
1801 East 9th Street
Cleveland, Ohio 44114                                   1,372,405(1)(2)                     53.8%

Clarion Capital Corporation
1801 East 9th Street
Cleveland, Ohio 44114                                   1,175,980                           46.3%

Michael L. Boeckman                                        14,000(2)                          *


Dwight D. Goodman                                          95,655(2)                         3.7%

Richard L. Immerman                                        39,500(2)                         1.5%

Morris H. Wheeler                                          45,500(2)                         1.8%

Richard A. Mordarski                                       54,333(3)                         2.1%

J. Stewart Nance                                         90,447(4)(5)                        3.5%

All directors and executive
officers as a group (8 persons)                         1,743,440(4)(6)                     66.3 %

* Represents less than 1%


(1) Includes 1,175,980 shares owned of record by Clarion Capital Corporation ("Clarion"), an entity of which Mr. Cohen is a principal.
(2) Includes shares issuable upon exercise of options exercisable within 60 days of the date hereof as follows: Mr. Cohen 10,500 shares, Mr. Boeckman 5,000 shares, Mr. Immerman 7,500 shares, Mr. Goodman 22,500 shares, Mr. Wheeler 17,500 shares.
(3) Includes 13,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 5,333 shares owned in the Company sponsored 401k Plan as of January 31, 2002.
(4)      Includes 825 shares owned by children of Mr. Nance.
(5) Includes 10,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 33,099 shares owned in the Company sponsored 401k Plan as of January 31, 2002.
(6) Includes 89,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 41,514 shares owned in the Company sponsored 401k Plan as of January 31, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a two-year Employment Agreement, effective December 1, 2002, with Morris H. Wheeler, its new Chief Executive Officer. Under the terms of the Agreement, receives a salary of $75,000, adjusted annually for inflation. Mr. Wheeler also received an option to purchase 50,000 shares of Common Stock at $3.20 per share. One-quarter of the options vested immediately, with the balance vesting in equal quarterly installments over the next three years. In the event of Mr. Wheeler's termination of employment following a Change-in-Control of the Company (as defined in the Agreement), he would receive a severance payment equal to two times his base salary. The Company also pays an administrative fee of $50,000 per annum to an entity contolled by Mr. Wheeler for the provision of office space and clerical and other services for Mr. Wheeler.

         On November 5, 2001, the Company approved the sale of an aggregate of 99,999 shares of Common Stock to six executive and other officers of the Company and its subsidiaries at a price of $2.56 per share. The Company received promissory notes from each of the purchasers for the shares. The Notes are payable in four years and bear interest at 4.13%. The Company has the right, but not the obligation, to repurchase, in decreasing percentages, the shares in the event of an individual's termination of employment within three years.

         The Company has a Financial Advisory Agreement with Clarion pursuant to which Clarion provides management support. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects, as requested. Under the agreement, Clarion received $52,000 in fiscal 2001.

         An option, vesting over two years, for 5,000 shares with an exercise price of $3.20 was granted in November 2001 to Richard Immerman for consulting services rendered to the Company.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)      Exhibits

            *3.1  Certificate of Incorporation of the Company, as corrected.

           **3.2  By-Laws of the Company, as amended.

          ***4.1 Credit and Security Agreement, dated May 15, 1998, by and between the Company and NBD Bank, N.A.

            #4.2 Amendment to Credit and Security Agreement, dated April 1, 2001, by and between the Company and Union Planters Bank, N.A., the successor to NBD Bank, N.A.

          **10.1  The Company's 1994 Employee Stock Option Plan.

        ****10.2 Lease Agreement between Glas-Craft, Inc. and ProLogis North Carolina Limited Partnership.

       *****10.5  Amendment to Lease Agreement between Glas-Craft, Inc. and
                  ProLogis North Carolina Limited Partnership.

            10.6 Employment agreement between Cohesant Technologies, Inc. and Morris H. Wheeler.

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

         # Incorporated herein by reference to Exhibit 4.2 included in the Company's Quarterly report on Form 10-QSB for the quarter ended May 31, 2001.

       (b)  Reports on Form 8-K. - none

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS



                                                                       Page
                                                                       ----

Report of Independent Public Accountants                               F-2
Consolidated Balance Sheets as of November 30, 2001 and
     2000                                                              F-3
Consolidated Statements of Operations for the Years Ended,
     November 30, 2001 and 2000                                        F-5
Consolidated Statements of Shareholders' Equity
     for the Years Ended November 30, 2001 and 2000                    F-6
Consolidated Statements of Cash Flows for the Years Ended
     November 30, 2001 and 2000                                        F-7
Notes to Consolidated Financial Statements                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Cohesant Technologies Inc.:

We have audited the accompanying consolidated balance sheets of COHESANT TECHNOLOGIES INC. (a Delaware corporation) and subsidiaries as of November 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cohesant Technologies Inc. and subsidiaries as of November 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.




                                                   ARTHUR ANDERSEN LLP



Indianapolis, Indiana,
December 17, 2001 (except with respect to the matter discussed in Note 13, as to which the date is February 22, 2002).

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2001 AND 2000

                                     ASSETS

                                                                                         2001                     2000
                                                                                   ------------------       ------------------
ASSETS:
  Cash and cash equivalents                                                             $  1,119,311                 $  61,053
  Accounts receivable, net of allowance for doubtful accounts of $256,779 and
       $210,061, respectively                                                              3,143,152                 3,176,090
  Inventory                                                                                3,220,755                 3,667,518
  Prepaid expenses and other                                                                 238,683                   133,607
  Deferred tax assets                                                                        251,100                   173,300
                                                                                          ----------                ----------
       Total current assets                                                                7,973,001                 7,211,568

  Property, plant and equipment, net                                                         495,156                   552,061

  Investment in RTM Systems                                                                        -                    61,602
  Patents and other intangibles, net of accumulated amortization of $105,652
       and $101,561, respectively                                                            119,177                   123,828
  Goodwill, net of accumulated amortization of $293,800 and $217,392,
       respectively                                                                          840,254                   919,657
  Other noncurrent assets                                                                      1,558                     6,145
                                                                                          ----------                ----------
       Total assets                                                                       $9,429,146                $8,874,861
                                                                                          ==========                ==========



        The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2001 AND 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                         2001                     2000
                                                                                   ------------------       ------------------
LIABILITIES:
  Revolving line of credit                                                                  $      -                $  179,000
  Current maturities of long-term liabilities                                                      -                     9,730
  Accounts payable                                                                           832,392                   899,888
  Accrued salaries, benefits and commissions                                                 492,841                   428,960
  Accrued taxes                                                                              380,900                   625,197
  Accrued earn-out                                                                                 -                   248,573
  Other current liabilities                                                                  294,147                   249,139
                                                                                          ----------                ----------
          Total current liabilities                                                        2,000,280                 2,640,487

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY:
  Common stock ($.001 par value; 10,000,000 shares authorized and
          2,529,982 and 2,688,343 shares issued, respectively)                                 2,530                     2,688
  Additional paid-in capital                                                               5,971,480                 6,451,008
  Retained earnings                                                                        1,454,856                   387,878
  Treasury stock at cost, (339,735  shares at 11/30/00)                                            -                  (607,200)
                                                                                          ----------                ----------
          Total shareholders' equity                                                       7,428,866                 6,234,374
                                                                                          ----------                ----------
          Total liabilities and
            shareholders' equity                                                          $9,429,146                $8,874,861
                                                                                          ==========                ==========









        The accompanying notes are an integral part of these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000


                                                                                2001                           2000
                                                                       ------------------------      -----------------------

NET SALES                                                                  $    16,391,583               $    15,820,077
COST OF SALES                                                                    8,986,292                     8,945,458
                                                                       ------------------------      -----------------------
          Gross profit                                                           7,405,291                     6,874,619

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES                                   1,132,521                     1,070,845
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     4,644,335                     4,607,182
                                                                       ------------------------      -----------------------
TOTAL OPERATING EXPENSES                                                         5,776,856                     5,678,027

          Income from operations                                                 1,628,435                     1,196,592

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (17,844)                      (70,907)
  Interest income                                                                    2,331                             -
  Equity in earnings of RTM Systems                                                      -                       107,653
  Other income, net                                                                 53,358                       152,835
                                                                       ------------------------      -----------------------

INCOME BEFORE TAXES                                                              1,666,280                     1,386,173

INCOME TAX PROVISION                                                              (599,302)                     (459,569)
                                                                       ------------------------      -----------------------

NET INCOME                                                                    $  1,066,978                    $  926,604
                                                                       ========================      =======================

EARNINGS PER SHARE BASIC                                                  $          0.44               $          0.40
                                                                       ========================      =======================

EARNINGS PER SHARE DILUTED                                                $          0.44               $          0.39
                                                                       ========================      =======================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING
  BASIC                                                                          2,404,368                     2,342,125
                                                                       ========================      =======================
  DILUTED                                                                        2,442,339                     2,402,264
                                                                       ========================      =======================





        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000


                                                              Additional         Retained                             Total
                                             Common            Paid-in           (Deficit)         Treasury       Shareholders'
                                             Stock             Capital           Earnings           Stock            Equity
                                         ---------------    ---------------    --------------    -------------   ----------------
BALANCE, November 30, 1999                   $2,688           $6,450,360        $(538,726)        $(628,456)       $5,285,866

Exercise of stock options and related
tax benefits, 11,875 shares                    -                     648             -               21,256            21,904
Net income                                     -                   -              926,604              -              926,604
                                             ------           ----------        ---------         ---------        ----------
BALANCE, November 30, 2000                    2,688            6,451,008          387,878          (607,200)        6,234,374

Exercise of stock options and related
tax benefits, 81,375 shares                      78              121,170             -                6,266           127,514

Retirement treasury stock, 336,235
shares                                         (336)            (600,598)            -              600,934              -

Sale of restricted stock, 99,999 shares         100              255,897             -                 -              255,997

Issuance of notes for restricted stock         -                (255,997)            -                 -             (255,997)

Net income                                     -                   -            1,066,978              -            1,066,978
                                             ------           ----------        ---------         ---------        ----------
BALANCE, November 30, 2001                   $2,530           $5,971,480       $1,454,856         $    -           $7,428,866
                                             ======           ==========        ==========        =========        ==========





        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 2001 AND 2000


                                                                       2001              2000
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 1,066,978       $   926,604
  Adjustments to reconcile net income
    to net cash used in continuing operations-
      Depreciation and amortization                                    321,043           286,689
      Loss on asset disposal                                            17,222               -
      Deferred tax provision (benefit)                                 (77,800)          100,900
      Provision for doubtful accounts                                   71,314            47,000
      Equity in loss (income) of RTM Systems                               -            (107,653)
      Net change in current assets and current liabilities-
          Accounts receivable                                           (5,712)         (871,543)
          Inventories                                                  399,955          (348,210)
          Prepaid expenses and other                                  (105,076)           11,729
          Accounts payable                                             (67,496)          (18,077)
          Other current liabilities                                   (401,821)          260,936
          Decrease (increase) in other noncurrent assets                 4,588            (3,981)
          Decrease in other noncurrent liabilities                         -              (9,727)
                                                                   -----------       -----------
          Net cash provided by operating activities                  1,223,195           274,667

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Patent additions                                                     (18,949)          (19,359)
  Property and equipment additions                                     (94,502)         (141,434)
  Payments from RTM Systems                                                -             114,803
                                                                   -----------       -----------
          Net cash provided by (used in) investing activities         (113,451)          (45,990)
                                                                   -----------       -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payments under revolving line of credit                             (179,000)         (521,000)
  Principal payments under capital lease obligations                       -             (21,423)
  Proceeds from exercise of stock options                              127,514            21,904
                                                                   -----------       -----------
          Net cash used in financing activities                        (51,486)         (520,519)
                                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH                                      1,058,258          (291,842)
CASH, beginning of period                                               61,053           352,895
                                                                   -----------       -----------
CASH, end of period                                                $ 1,119,311       $    61,053
                                                                   ===========       ===========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                       $    17,844       $    70,907
                                                                   ===========       ===========
    Income taxes                                                   $   897,000       $    29,749
                                                                   ===========       ===========





        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000


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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

     a.  Principles of Consolidation
         ---------------------------

The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, GCI and Raven, and GCI's 67% owned subsidiary RTM Systems. In 2000, the Company's investment in RTM Systems was accounted for under the equity method of accounting. Intercompany accounts and transactions have been eliminated.

    b. Basic and Diluted Earnings Per Share
       ------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options were included in the calculation as their effect was dilutive.

     c.  Statements of Cash Flows
         ------------------------

Certain noncash investing activities are described below:

During 2001 and 2000, the Company transferred $46,808 and $47,852 of inventory to property and equipment, respectively. During 2000, the Company recorded a payable to the former owners of Raven and increased goodwill by $248,573 under its contingent purchase price obligation. The amount was paid in full during 2001.

     d.  Cash and Cash Equivalents
         -------------------------

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash. Cash equivalents are stated at cost, which approximates market value.

     e.  Inventory
         ---------

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value. At November 30, 2001 and 2000, the net carrying value of inventory consisted of the following:

                                 2001                    2000
                           -----------------       ------------------

Raw materials and parts       $2,507,598               $2,922,544
Work-in-process                  215,426                  258,400
Finished goods                   497,731                  486,574
                              ----------               ----------
                              $3,220,755               $3,667,518
                              ==========               ==========

     f.  Property, Plant and Equipment
         -----------------------------

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

           Leasehold improvements                          3-5 years
           Machinery and equipment                       3-10 years
           Displays, demos and lab equipment               3-5 year

Property, plant and equipment consist of the following:


                                                       2001                     2000
                                                 -----------------        ------------------
           Leasehold improvements                    $137,636                  $125,819
           Machinery and equipment                  1,251,243                 1,156,623
           Displays, demos and lab equipment          354,716                   275,537
                                                 -----------------        ------------------
                                                    1,743,595                 1,557,979
           Less accumulated deprecation            (1,248,439)               (1,005,918)
                                                 -----------------        ------------------
                                                  $   495,156               $   552,061
                                                 =================        ==================

     g.  Intangible Assets
         -----------------

The initial purchase price in excess of the fair value of identifiable net assets acquired of Raven, goodwill, is being amortized on a straight-line basis over 17 years. Additional goodwill resulting from contingent purchase price payments earned is being amortized on a straight-line basis over the remaining life of the original 17-year period. Effective December 1, 2001 the Company elected to adopt SFAS 142, and as a result will cease amortizing goodwill (See note 2.m). The earn-out agreement which ended in 2000 provided for contingent payments, payable in cash or the Company's stock, based on the profitability of Raven and resulted in total payments of $483,746.

Patents are being amortized using the straight-line method over their estimated useful lives (approximately 17 years). Other intangibles consist of the cost of certain trademarks. Amortization of trademark costs is amortized using the straight-line method over the estimated future period of benefit (approximately 14 years).

    h.  Revenue Recognition
        -------------------

The Company recognizes revenue from sales upon shipment of goods at which time title and risks and rewards of ownership transfer to the buyer.

    i.  Research and Development
        ------------------------

The costs associated with research and development programs for new products and significant improvements, which totaled $1,132,521 and $1,070,845 in 2001 and 2000, respectively, are expensed as incurred.

    j.  Income Taxes
        ------------

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

    k.  Impairment of Long-Lived Assets
        -------------------------------

The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Under the provisions of the statement, the Company continually evaluates its long-lived assets in light of events and circumstances that may indicate that the remaining estimated useful life may warrant revision or that the remaining value may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related cash flows over the remaining life of the asset in measuring whether that asset is recoverable. To the extent an impairment has occurred, the excess of the carrying value of the long-lived assets over their estimated fair value will be charged to operations. The Company evaluates goodwill impairment utilizing this methodology.

   l.  Estimates and Reclassifications
       -------------------------------

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

  m.    New Accounting Standards
        ------------------------

The FASB issued two new statements of financial accounting standards in July 2001: SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These interrelated standards change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization approach to an impairment-only approach. Goodwill is to be tested for impairment at a reporting unit level at least annually. SFAS 142 also changes certain aspects of accounting for intangible assets; however, excluding goodwill, the company does not have any significant intangible assets with indefinite lives.

The adoption of SFAS 141 will not materially impact the Company's financial position or results of operations. As required by SFAS 142, amortization of goodwill which approximates $76,000 per year, will cease on December 1, 2001. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position or results of operations.

Also in July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position and results of operations.


3.       STOCK OPTION PLAN
         -----------------

The Company has adopted a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options must be exercised within five years of the date of grant. However, certain options may be exercised immediately. The Company has reserved 416,000 shares of common stock, 100,000 of which are subject to shareholder's approval at the 2002 Annual Shareholder Meeting, for issuance upon exercise of stock options. There were 33,500 and 34,000 options available for grant at November 30, 2001 and 2000, respectively.

Stock option activity under the Option Plan is as follows:

                                       NUMBER OF           WEIGHTED-AVERAGE
OPTIONS                                  SHARES              EXERCISE PRICE
-------                               -----------           -----------------
November 30, 1999                        201,000                    $1.42
             Granted                      15,000                    $2.83
             Exercised                   (11,125)                   $1.25
             Exercised                      (750)                   $1.56
                                      ----------

November 30, 2000                        204,125                    $1.54
             Exercised                   (76,875)                   $1.25
             Exercised                    (4,500)                   $1.56
             Granted                     168,000                    $3.20
             Canceled                     (1,500)                   $1.56
                                      ----------

November 30, 2001                        289,250                    $2.58

Shares Exercisable at November 30, 2001      109,000                    $1.81
Shares Exercisable at November 30, 2000      156,625                    $1.41


                                                                                  At November 30, 2001
-------------------------------------------------------------------------- ------------------------------------
                           Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------- ------------------------------------
                          Number of        Remaining                          Number of
 Exercise                  Options        Contractual          Exercise        Options             Exercise
 Prices                  Outstanding          Life               Price       Exercisable            Price
---------------------------------------------------------------------------------------------------------------
      1.56                 106,250             1.3                1.56           91,500              1.56
      2.83                  15,000             3.7                2.83            5,000              2.83
      3.20                 168,000             4.9                3.20           12,500              3.20
-------------------------------------------------------------------------- ------------------------------------
   $1.56-$3.20             289,250             3.4              $ 2.58          109,000             $1.81
===============================================================================================================

The Company accounts for its Option Plan in accordance with APB Opinion No.25 (APB 25), under which compensation expense is recognized only to the extent the exercise price of the option is less than the fair market value of the share of stock at the date of the grant. Accordingly, no compensation expense has been recorded.

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", which considers stock options as compensation expense to the Company based on their fair value at the date of the grant. The fair value of options granted during 2001 and 2000 was $1.99 and $1.92 per share, respectively. Had the compensation expense related to the Option Plan been determined based on the fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     2001              2000
                                     ----              ----
         Net Income:
            As reported          $ 1,066,978        $ 926,604
            Pro forma            $ 1,023,604        $ 893,028

         Basic EPS:
            As reported             $ 0.44            $ 0.40
            Pro forma               $ 0.43            $ 0.38

         Diluted EPS
            As reported             $ 0.44            $ 0.39
            Pro forma               $ 0.42            $ 0.37



The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                 2001            2000
                                                 ----            ----
                  Risk-free interest rate        3.71%          6.12%
                  Expected life (years)            5              5
                  Expected volatility           72.62%          78.82%

Expected dividend yields were zero for fiscal 2001 and 2000.


4.  SHAREHOLDER'S EQUITY
    --------------------

On March 29, 2001 the Company retired 336,235 treasury shares with a cost of $600,934.

On November 5, 2001, the Company's Board of Directors approved the sale of 99,999 shares of unregistered restricted stock to certain officers. The Company provided the officers recourse notes (Notes) to purchase the unregistered restricted stock. The Notes have a term of 4 years and bear interest. The aggregate amount of these loans was approximately $255,897 at November 30, 2001, and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of shareholders' equity. Non cash compensation expense will be recognized over the restriction period as the restrictions lapse in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees"


5.  INVESTMENT IN RTM SYSTEMS
    -------------------------

On November 1, 2000, the Company purchased an additional one-third interest in RTM Systems, Inc. ("RTM"), an Indiana corporation, for $1,000 bringing the Company's ownership in RTM to 67%. In the 2001 period the Company consolidated the financial results of RTM. As a result of the consolidation of RTM, a $9,440 minority interest is included in other current liabilities in the Consolidated Balance Sheets. In the 2000 period the Company accounted for its investment in RTM under the equity method of accounting as management believed the Company's controlling interest was temporary. The impact of not consolidating RTM on the operating results of the Company for the period ended November 30, 2000, was immaterial. RTM's balance sheet at November 30, 2000, primarily consisted of trade receivables and fixed assets totaling approximately $60,000 and a payable to the Company totaling approximately $26,000. Transactions between the Company and RTM did not have a material impact on the Company's consolidated financial position or results of operations.


6. REVOLVING LINE OF CREDIT
   ------------------------

On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate. The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of November 30, 2001, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.


7.  RETIREMENT PLANS
    ----------------

The Company has a defined contribution profit sharing and savings plan for all employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 2001 and 2000 were $99,040 and $92,781, respectively.


8.  INCOME TAXES
    ------------

The provision for income taxes consists of the following at November 30:

                                         2001               2000
                                      --------------- -----------------
CURRENT
  Federal                                 $557,189           $248,084
  State                                    119,913            110,585
                                          --------           --------
          Total current                    677,102            358,669

  Deferred                                 (77,800)           100,900
                                          --------           --------
INCOME TAX PROVISION                      $599,302           $459,569
                                          ========           ========

The provision for income taxes for the year ended November 30, 2001, differs from that computed at the Federal Statutory Corporate tax rate primarily due to state income taxes and the benefit from utilizing a Foreign Sales Corporation.

The provision for income taxes for the year ended November 30, 2000, differs from that computed at the Federal Statutory Corporate tax rate primarily due to state income taxes, the benefit from utilizing a Foreign Sales Corporation and changes in the previously discussed income tax reserve.

Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, are as follows:

                                                       2001          2000
                                                 --------------  ---------------
Deferred Tax Asset:
Financial reporting reserves not yet deductible     $218,500       $148,500
Depreciation and amortization                         32,600         24,800
Net operating loss carryforwards                     320,600        337,000
                                                    --------       --------
                                                     571,700        510,300
Less- valuation allowance                           (320,600)      (337,000)
                                                    --------       --------
NET DEFERRED TAX ASSET                              $251,100       $173,300
                                                    ========       ========

At November 30, 2001 and 2000, for Federal income tax purposes, the Company has net operating loss carryforwards (NOL's) totaling approximately $822,000 and $911,000, respectively, which expire through 2012. The NOL consists of separate return limitation year (SRYL) NOL's whose annual utilization is limited to approximately $4,000. Accordingly, a valuation allowance has been established for these amounts.


9.  RELATED PARTY TRANSACTIONS
    --------------------------

The majority shareholder and director of the Company is the owner of Clarion Management Ltd., which provides management assistance for the Company. Clarion Management Ltd. was paid $52,000, during the fiscal years ended November 30, 2001 and 2000, for management assistance.


10.  SEGMENT INFORMATION
     -------------------

The Company monitors its operations in two business segments: Equipment and Parts and Coatings and Grouts. Certain corporate costs and income taxes are not allocated to the business segments. Financial information for the Company's business segments is as follows:


                                          Equipment           Coatings
                                           & Parts            & Grouts       Corporate    Consolidated
                                           -------            --------       ---------    ------------
Net Sales:
  2001                                    $11,387,525         $5,004,058        $  -       $16,391,583
  2000                                    $12,719,431         $3,100,646        $  -       $15,820,077

Depreciation and amortization:
  2001                                        213,435            107,569             39        321,043
  2000                                        194,153             92,472             64        286,689

Interest expense:
  2001                                           -                 -             17,844         17,844
  2000                                          1,058              -             69,849         70,097

Income before taxes:
  2001                                       1,159,532         1,073,516       (566,768)       1,666,280
  2000                                       1,578,257           373,613       (565,697)       1,386,173

Identifiable assets:
  2001                                       5,535,707         2,507,729      1,385,710        9,429,146
  2000                                       6,511,931         2,111,684        251,246        8,874,861

Capital expenditures:
  2001                                          66,307            28,195           -              94,502
  2000                                          97,272            44,162           -             141,434

The following table presents percentage of total revenues by region.

Region                                 2001                   2000
-------                                -----                  ----
United States/Canada                     71%                    64%
Asia/Pacific Rim                         12                     15
Europe/Middle East                       12                     15
Other                                     5                      6
                                --------------------    ------------------
Total                                  100%                   100%


11.  COMMITMENTS
     -----------

The Company leases its office, manufacturing and warehouse facilities, a portion of its office equipment and Company cars under noncancellable operating leases expiring at various dates through November 2006. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:

                          Fiscal Year                    Amount
                          -----------                    ------
                             2002                        346,549
                             2003                        291,898
                             2004                         58,242
                             2005                         12,300
                             2006                          3,540
                          Thereafter                           0
                                                   -------------------
                                                       $ 712,529
                                                   ===================

Rent expense totaled $360,432 and $319,981 for the years ended November 30, 2001 and 2000, respectively.


12.  CONTINGENCIES
     -------------

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. As an additional measure of protection, the Company obtained a supplemental environmental insurance policy. Recently, the Missouri Attorney General's office has raised questions regarding the status of the contributed land. Management is currently evaluating the situation and has advised MLI of the Missouri Attorney General's concerns.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.


13.  SUBSEQUENT EVENT
     ----------------

On December 19, 2001, Graves Spray Supply, Inc. (Graves), the parent company of Magnum-Venus Products, filed a lawsuit in federal court, in the Middle District of Florida, against the Company's GCI subsidiary, under the patent laws of the United States. The claim asserts GCI's spray nozzle infringes certain patent claims held by Graves. Graves seeks damages, injunction of future production, and legal fees. The Company intends to vigorously defend the suit and believes the suit is without merit. Nevertheless, in an effort to minimize the cost of litigation the Company is currently in preliminary settlement discussions with Graves.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 22, 2002

                                     COHESANT TECHNOLOGIES INC.

                                BY:  /s/ Dwight D. Goodman
                                     ---------------------
                                     Dwight D. Goodman
                                     Chairman of the Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dwight D. Goodman                          Chairman of the Board of                             February 22, 2002
---------------------                          Directors
Dwight D. Goodman

/s/ Morris H. Wheeler                          President and Chief                                  February 22, 2002
---------------------                          Executive Officer (Principal
Morris H. Wheeler                              Executive Officer) and Director

/s/ Michael L. Boeckman                        Director                                             February 22, 2002
-----------------------
Michael L. Boeckman

/s/ Morton A. Cohen                            Director                                             February 22, 2002
-------------------
Morton A. Cohen

/s/ Richard L. Immerman                        Director                                             February 22, 2002
-----------------------
Richard L. Immerman

/s/ Robert W. Pawlak                          Chief Financial Officer                              February 22, 2002
--------------------                          (Principal Financial and
Robert W. Pawlak                              Accounting Officer)