Form 10QSB
period 2002-02-28
COHESANT TECHNOLOGIES INC
filed 2002-03-25
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended February 28, 2002
                               -------------------------------------------------

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


As of March 18, 2002, the Company has 2,550,232 shares of Common Stock, $.001 par value, outstanding.


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

    Cohesant Technologies Inc. Condensed Consolidated
             Balance Sheet as of February 28, 2002........................... 1

    Cohesant Technologies Inc. Condensed Consolidated
             Statements of Operations for the Three Months Ended
             February 28, 2002 and February 28, 2001......................... 2

    Cohesant Technologies Inc. Condensed Consolidated
             Statements of Cash Flows for the Three Months Ended
             February 28, 2002 and February 28, 2001......................... 3

    Notes to Condensed Consolidated Financial Statements..................... 4

    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 8


Part II. Other Information
--------------------------

    Item 6. Exhibits and Reports on Form 8-K.................................10

    Signatures...............................................................11

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                               February 28, 2002
                                                               -----------------
ASSETS:
  Cash and cash equivalents                                        $1,021,432
  Accounts receivable, net of allowance
    for doubtful accounts of $258,279                               3,225,943
  Inventory                                                         3,616,077
  Prepaid expenses and other                                          239,165
  Deferred tax assets                                                 251,100
                                                                   ----------
      Total Current Assets                                          8,353,717

  Property, plant and equipment, net                                  489,101
  Patents and other intangibles, net                                  116,805
  Goodwill, net                                                       840,254
  Other noncurrent assets                                                 644
                                                                   ----------
      Total Assets                                                 $9,800,521
                                                                   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                                  1,063,992
  Accrued salaries, benefits and commissions                          264,299
  Accrued taxes                                                       448,306
  Other current liabilities                                           355,648
                                                                   ----------
      Total Current Liabilities                                     2,132,245

Commitments and Contingencies
  Shareholders' Equity:
    Common stock ($.001 par value,
      10,000,000 shares authorized,
      2,549,232 issued)                                                 2,549
    Additional paid-in capital                                      6,010,666
    Retained earnings                                               1,655,061
                                                                   ----------
        Total Shareholders' Equity                                  7,668,276
                                                                   ----------
        Total Liabilities and Shareholders' Equity                 $9,800,521
                                                                   ==========



               The accompanying notes are an integral part of this
                   Condensed Consolidated Financial Statement.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                For the Three Months Ended
                                          February 28, 2002    February 28, 2001
                                          -----------------    -----------------

NET SALES                                    $ 3,535,769          $ 3,352,252
COST OF SALES                                  1,848,469            1,842,317
                                             -----------          -----------
  Gross profit                                 1,687,300            1,509,935

RESEARCH, DEVELOPMENT AND
  ENGINEERING EXPENSES                           266,135              271,236
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      1,130,812              996,477
                                             -----------          -----------
TOTAL OPERATING EXPENSES                       1,396,947            1,267,713

  Income from operations                         290,353              242,222

OTHER INCOME (EXPENSE):
  Interest expense                                   -                 (9,717)
  Investment income                                1,207                  -
  Other income, net                               20,051                2,430
                                             -----------          -----------
INCOME BEFORE INCOME TAXES                       311,611              234,935

INCOME TAX PROVISION                            (111,406)             (74,359)
                                             -----------          -----------
NET INCOME                                       200,205              160,576
                                             ===========          ===========
BASIC AND DILUTED EARNINGS PER
COMMON SHARE (Note 3)                        $      0.08          $      0.07
                                             ===========          ===========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
  BASIC                                        2,535,690            2,349,802
                                             ===========          ===========
  DILUTED                                      2,610,117            2,403,836
                                             ===========          ===========


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                For the Three Months Ended
                                           February 28, 2002   February 28, 2001
                                           -----------------   -----------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income                                  $   200,205         $  160,576
  Adjustments to reconcile net income to
    net cash used in operations -
    Depreciation and amortization                  55,445             74,197
    Provision for doubtful accounts                 1,500              1,500
    Net change in current assets and
      current liabilities -
      Accounts and notes receivable               (84,291)           (20,527)
      Inventories                                (410,864)          (373,394)
      Prepaid expenses and other                     (482)           (22,876)
      Accounts payable                            231,600            286,171
      Other current liabilities                   (99,635)          (494,617)
      Other noncurrent assets                         862             (4,627)
                                              -----------         ----------
      Net cash used in operating activities      (105,660)          (393,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment additions                (31,424)           (34,242)
  Loss on disposal of equipment                       -                2,591
  Payments from unconsolidated affiliate              -               39,628
                                              -----------         ----------
      Net cash provided by (used in)
        investing activities                      (31,424)             7,977
                                              -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under revolving line of credit           -              359,000
  Proceeds from exercise of stock options          39,205              4,375
                                              -----------         ----------
      Net cash provided by financing
        activities                                 39,205            363,375
                                              -----------         ----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                            (97,879)           (22,245)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           1,119,311             61,053
                                              -----------         ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                               $ 1,021,432         $   38,808
                                              ===========         ==========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for
    Interest                                  $       -           $    9,717
                                              -----------         ----------
    Income Taxes                              $    44,000         $  325,000
                                              ===========         ==========


              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

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


NOTE 2 - BASIS OF PRESENTATION

The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for certain small business issuers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated interim financial statements include all adjustments necessary to present fairly the financial information for such periods.

These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the November 30, 2001 Annual Report to Shareholders on Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, GCI and Raven, and GCI's 67% owned subsidiary RTM Systems. Intercompany accounts and transactions have been eliminated.


NOTE 3 - EARNINGS PER SHARE

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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options were included in the calculation as their effect was dilutive.


NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate. The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of February 28, 2002, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.


NOTE 5 - SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the period ended February 28, 2002 and 2001 is as follows:

Three Months Ended
February 28, 2002                                    GCI                 Raven               Corporate           Consolidated
-----------------                                    ---                 -----               ---------           ------------
Net Sales                                        $2,728,613           $   807,156            $     -              $3,535,769
Depreciation and amortization:                        47,429                8,007                    9                55,445
Interest expense:                                        -                    -                    -                     -
Net Income:                                          206,923               95,028             (101,746)              200,205
Identifiable assets:                               5,998,916            2,493,697            1,307,908             9,800,521
Capital expenditures:                                 26,067                5,357                  -                  31,424

Three Months Ended
February 28, 2001                                    GCI                 Raven               Corporate           Consolidated
-----------------                                    ---                 -----               ---------           ------------
Net Sales                                        $ 2,470,862          $   881,390            $     -              $3,352,252
Depreciation and amortization:                        47,444               26,742                   11                74,197
Interest expense:                                        -                    -                  9,717                 9,717
Net Income:                                          170,384               55,444              (65,252)              160,576
Identifiable assets:                               6,757,256            2,190,028              240,087             9,187,371
Capital expenditures:                                 26,446                7,796                  -                  34,242

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The following table presents percentage of total revenues by region.

                                Three Months Ended           Three Months Ended
Region                          February 28, 2002            February 28, 2001
-------                         -----------------            -----------------
United States                           73%                           74%
Europe/Middle East                      13                            13
Asia/Pacific Rim                        10                             8
Other                                    4                             5
                                -----------------            -----------------
Total                                  100%                          100%


NOTE 6 - CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any environmental costs arising from or out of the past, present or future condition of the site. As an additional measure of protection, the Company obtained a supplemental environmental insurance policy. Recently, the Missouri Attorney General's office has raised questions regarding the status of the contributed land and advised the Company that additional clean-up efforts may be necessary. Management has advised MLI of the Missouri Attorney General's concerns. MLI has advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts are necessary. Management is evaluating and monitoring the matter and will seek indemnification under the contribution agreement should any further clean-up efforts be required.

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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - IMPACT OF RECENTLY ISSUED ACCOUNTING GUIDANCE

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

The adoption of SFAS 141 did not impact operations. Effective December 1, 2001, the Company adopted SFAS 142 and no longer amortized goodwill, which approximated $76,000 per year. Initial impairment reviews to be performed within six months of adoption of SFAS 142 are not expected to have a significant impact on operations.

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

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                      FIRST QUARTER ENDED FEBRUARY 28, 2002


RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended February 28, 2002 were $3,535,769 compared to $3,352,252 for the same period of the prior year, an increase of $183,517 or 5.5%. Net income was $200,205 or 24.7% greater than last year.

Net sales of equipment and spare parts at GCI increased $257,751 or 10.4%. This increase was primarily attributable to increased sales of polyurethane equipment and to a lesser extent increased sales of fiberglass equipment and sales to OEM accounts. International equipment and parts net sales increased 32%, whereas domestic equipment and parts net sales decreased 3%. The increase in international sales was led by Canada, and to a lesser extent, the Asian/Pacific Rim and Europe/Middle East. The increase was partially offset by decreased sales to South America.

Specialty grout and epoxy net sales at Raven were $788,089 compared to $629,451 for the comparable year-ago period, an increase of $158,638 or 25.2%. In addition, Raven had ancillary equipment sales of $19,067 compared to $251,939 for the comparable period last year. This decrease in equipment sales resulted because Raven sold application equipment to two new Certified Applicators last year. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $1,687,300, or 47.7% of net sales, in the current quarter from $1,509,935, or 45.0% of net sales, in the 2001 period. This increase was due to the increased sales volume of equipment and spare parts and a favorable product mix at both GCI and Raven.

Operating expenses for the three months ended February 28, 2002 were $1,396,947 compared to $1,267,713 for the same period of the prior year, an increase of $129,234, or 10.2%. This increase was primarily due to increased administrative expenses (principally higher personnel and legal costs) and to a lesser extent increased sales and marketing expenses, offset by a slight decrease in research, development and engineering expenses. Increased selling and marketing expenses are primarily the result of the increased sales volume at GCI.

Other income (expense), increased from the same period in the prior year by $28,545, this increase was primarily a result of an increase in income from finance charges attributable to outstanding trade receivables and a decrease in interest expense.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At February 28, 2002 the Company has cash of $1,021,432, net working capital of $6,221,472 and $3,500,000 available under the revolving line of credit.

On April 1, 2001, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 credit facility accrues interest at the bank's prime lending rate. The credit facility is fully secured by a lien on all the assets of the Company and its operating subsidiaries. The credit facility expires on May 1, 2002. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of February 28, 2002, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.

The Company does not have any other significant commitments or guarantees except for rental commitments.

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

         Dated:  March 19, 2002


                                                      COHESANT TECHNOLOGIES INC.


                                                 BY:  /s/ Robert W. Pawlak
                                                      -------------------------
                                                      Robert W. Pawlak
                                                      Chief Financial Officer