Form 10QSB
period 2002-05-31
COHESANT TECHNOLOGIES INC
filed 2002-06-25
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the quarterly period ended     May 31, 2002
                              --------------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________ to _______________________


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
                                              ----------------------------------

_______________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [X]    NO [ ]

As of June 24, 2002, the Company has 2,550,732 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) YES [ ]    NO [X]

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

Part I.  Financial Information                                            PAGE
------------------------------                                            ----

    Cohesant Technologies Inc. Condensed Consolidated
             Balance Sheet as of May 31, 2002............................... 1

    Cohesant Technologies Inc. Condensed Consolidated
             Statements of Operations for the Three Months Ended
             May 31, 2002 and May 31, 2001.................................. 2

    Cohesant Technologies Inc. Condensed Consolidated
             Statements of Operations for the Six Months Ended
             May 31, 2002 and May 31, 2001.................................. 3

    Cohesant Technologies Inc. Condensed Consolidated
             Statements of Cash Flows for the Six Months Ended
             May 31, 2002 and May 31, 2001.................................. 4

    Notes to Condensed Consolidated Financial Statements.................... 5

    Management's Discussion and Analysis of Financial Condition
             and Results of
Operations..................................................................10



Part II.    Other Information
-----------------------------

Item 6. Exhibits and Reports on Form 8-K....................................13


Signatures..................................................................14

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                    May 31, 2002
                                                                                   -------------
ASSETS:
     Cash and cash equivalents                                                     $   1,247,163
     Accounts receivable, net of allowance
          for doubtful accounts of $299,779                                            3,592,827
     Inventory                                                                         3,723,333
     Prepaid expenses and other                                                          150,660
     Deferred tax assets                                                                 251,100
                                                                                   -------------
               Total Current Assets                                                    8,965,083

     Property, plant and equipment, net                                                  518,062
     Patents and other intangibles, net                                                  115,482
     Goodwill, net                                                                       840,254
     Other noncurrent assets                                                                 644
                                                                                   -------------
               Total Assets                                                        $  10,439,525
                                                                                   =============


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                                                  1,544,648
     Accrued salaries, benefits and commissions                                          291,528
     Accrued taxes                                                                       390,547
     Other current liabilities                                                           227,253
                                                                                   -------------
               Total Current Liabilities                                               2,453,976

Commitments and Contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,550,232 issued)                                        2,550
          Additional paid-in capital                                                   6,018,225
          Retained earnings                                                            1,964,774
                                                                                   -------------
                    Total Shareholders' Equity                                         7,985,549
                                                                                   -------------

                    Total Liabilities and Shareholders' Equity                     $  10,439,525
                                                                                   =============













         The accompanying notes are an integral part of this Condensed Consolidated Financial Statement.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months Ended
                                                          May 31, 2002         May 31, 2001
                                                         --------------       --------------

NET SALES                                                $    4,531,984       $    4,437,412
COST OF SALES                                                 2,344,932            2,556,044
                                                         --------------       --------------
     Gross profit                                             2,187,052            1,881,368

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                        281,303              290,297
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                  1,441,233            1,175,908
                                                         --------------       --------------
TOTAL OPERATING EXPENSES                                      1,722,536            1,466,205

    Income from operations                                      464,516              415,163

OTHER INCOME (EXPENSE):
     Interest expense                                              --                 (8,088)
     Interest income                                                292                 --
     Other income, net                                           13,146                9,459
                                                         --------------       --------------

INCOME BEFORE INCOME TAXES                                      477,954              416,534

INCOME TAX PROVISION                                           (168,241)            (149,564)
                                                         --------------       --------------

NET INCOME                                                      309,713              266,970
                                                         ==============       ==============

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                                  $         0.12       $         0.11
                                                         ==============       ==============

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                                      2,550,224            2,389,738
                                                         ==============       ==============
   DILUTED                                                    2,618,658            2,422,466
                                                         ==============       ==============








         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    For the Six Months Ended
                                               May 31, 2002         May 31, 2001
                                              --------------       --------------

NET SALES                                     $    8,067,753       $    7,789,664
COST OF SALES                                      4,193,401            4,398,361
                                              --------------       --------------
     Gross profit                                  3,874,352            3,391,303

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                             547,438              561,533
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       2,572,045            2,172,385
                                              --------------       --------------
TOTAL OPERATING EXPENSES                           3,119,483            2,733,918

    Income from operations                           754,869              657,385

OTHER INCOME (EXPENSE):
     Interest expense                                   --                (17,805)
     Interest income                                   1,499                 --
     Other income, net                                33,197               11,889
                                              --------------       --------------

INCOME BEFORE INCOME TAXES                           789,565              651,469

INCOME TAX PROVISION                                (279,647)            (223,923)
                                              --------------       --------------

NET INCOME                                           509,918              427,546
                                              ==============       ==============

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                       $         0.20       $         0.18
                                              ==============       ==============

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                           2,543,037            2,369,990
                                              ==============       ==============
   DILUTED                                         2,614,560            2,413,181
                                              ==============       ==============







         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     For the Six Months Ended
                                                                  May 31, 2002         May 31, 2001
                                                                 --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $      509,918       $      427,546
  Adjustments to reconcile net income to net cash
     provided by operations -
     Depreciation and amortization                                      114,342              149,779
     Loss on disposal of equipment                                         --                  2,591
     Provision for doubtful accounts                                     43,000               15,000
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                   (492,675)            (303,199)
       Inventory                                                       (522,005)             126,486
       Prepaid expenses and other                                        88,023              (18,389)
       Accounts payable                                                 712,256              480,058
       Other current liabilities                                       (258,560)            (697,850)
       Other noncurrent assets                                             (286)              (5,549)
                                                                 --------------       --------------
       Net cash provided by operating activities                        194,013              176,473

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment additions                                    (112,926)             (41,657)
   Payments from unconsolidated affiliate                                  --                 40,639
                                                                 --------------       --------------
        Net cash used in investing activities                          (112,926)              (1,018)
                                                                 --------------       --------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Payments under revolving line of credit                                 --               (131,000)
   Proceeds from exercise of stock options                               46,765               68,125
                                                                 --------------       --------------
        Net cash provided by (used in) financing activities              46,765              (62,875)
                                                                 --------------       --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               127,852              112,580
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                 1,119,311               61,053
                                                                 --------------       --------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                  $    1,247,163       $      173,633
                                                                 ==============       ==============

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for
     Interest                                                    $         --         $       17,805
                                                                 --------------       --------------
     Income Taxes                                                $      270,000       $      507,000
                                                                 ==============       ==============



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

NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On April 29, 2002, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2003. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2002, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.


NOTE 5- SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the periods ended May 31, 2002 and 2001 is as follows:

Three Months Ended
May 31, 2002                                   GCI                Raven               Corporate          Consolidated
------------                                   ---                -----               ---------          ------------

Net Sales:                                $ 3,366,801          $ 1,165,183          $      --             $ 4,531,984
Depreciation and amortization:                 48,482               10,406                    9                58,897
Interest expense:                                --                   --                   --                    --
Net Income:                                   241,252              189,732             (121,271)              309,713
Identifiable assets:                        6,383,906            2,549,360            1,506,259            10,439,525
Capital expenditures:                          53,605               27,897                 --                  81,502

Three Months Ended
May 31, 2001                                   GCI                Raven               Corporate          Consolidated
------------                                   ---                -----               ---------          ------------

Net Sales:                                $ 3,213,410          $ 1,224,002          $      --             $ 4,437,412
Depreciation and amortization:                 48,575               26,998                    9                75,582
Interest expense:                                --                   --                  8,088                 8,088
Net Income:                                   182,410              172,672              (88,112)              266,970
Identifiable assets:                        6,235,117            2,412,581              371,047             9,018,745
Capital expenditures:                           3,922                3,493                 --                   7,415

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Six Months Ended
May 31, 2002                                    GCI                Raven            Corporate            Consolidated
------------                                    ---                -----            ---------            ------------

Net Sales:                                 $ 6,095,414          $ 1,972,339          $      --             $ 8,067,753
Depreciation and amortization:                  95,911               18,413                   18               114,342
Interest expense:                                 --                   --                   --                    --
Net Income:                                    448,175              284,760             (223,017)              509,918
Identifiable assets:                         6,383,906            2,549,360            1,506,259            10,439,525
Capital expenditures:                           79,672               33,254                 --                 112,926

Six Months Ended
May 31, 2001                                    GCI                Raven             Corporate           Consolidated
------------                                    ---                -----             ---------           ------------

Net Sales:                                 $ 5,684,272          $ 2,105,392          $      --             $ 7,789,664
Depreciation and amortization:                  96,019               53,740                   20               149,779
Interest expense:                                 --                   --                 17,805                17,805
Net Income:                                    352,794              228,116             (153,364)              427,546
Identifiable assets:                         6,235,117            2,412,581              371,047             9,018,745
Capital expenditures:                           30,368               11,289                 --                  41,657

The following table presents percentage of total revenues by region.

                           Three Months Ended         Three Months Ended          Six Months Ended          Six Months Ended
Region                          May 31, 2002               May 31, 2001             May 31, 2002              May 31, 2001
-------                         ------------               ------------             ------------              ------------
United States/Canada                 69%                        66%                      71%                       70%
Asia/Pacific Rim                     17                         18                       14                        13
Europe/Middle East                   10                         12                       12                        13
Other                                 4                          4                        3                         4
                           -----------------------    -----------------------    --------------------     ----------------------
Total                               100%                       100%                     100%                      100%


NOTE 6- CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any costs arising from or out of the past, present or future environmental condition of the site. Recently, the Missouri Attorney General's office has raised questions regarding the status of the contributed land and advised the Company that additional clean-up efforts are necessary. Management has advised MLI of the

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Missouri Attorney General's concerns. MLI has advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts are necessary. Management is in discussions with the Missouri Attorney General to determine the scope of any possible additional clean-up efforts and intends to seek indemnification from MLI under the contribution agreement for any further clean-up and legal costs. Further, the Company had purchased a supplemental environmental insurance policy with respect to the site and has filed a claim with the carrier. Although the insurance carrier has issued a preliminary indication that the claim is outside the scope of coverage of the policy, as more facts become available, the Company may resubmit the claim or otherwise appeal this preliminary decision.

On December 19, 2001, Graves Spray Supply, Inc. (Graves), the parent company of Magnum-Venus Products, filed a lawsuit in federal court, in the Middle District of Florida, against the Company's GCI subsidiary, under the patent laws of the United States. On June 6, 2002 the Company announced the settlement of this suit. The settlement included no payments by either party, no admission of patent infringement, and the dismissal of both party's legal actions.

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

The adoption of SFAS 141 did not impact operations. Effective December 1, 2001, the Company adopted SFAS 142 and no longer amortized goodwill, which approximated $76,000 per year. During the quarter ended May 31, 2002, the transitional impairment test required by SFAS 142 was completed and did not result in any impairment of goodwill.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 requires entities to record the fair value of a liability for an asset

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

retirement obligation in the period in which it is incurred. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of adoption on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The adoption of SFAS No. 144 did not impact operations.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                    THREE MONTHS ENDED MAY 31, 2002 AND 2001

RESULTS OF OPERATIONS

Net sales for the three months ended May 31, 2002 were $4,531,984 compared to $4,437,412 for the same period of the prior year, an increase of $94,572 or 2.1%. Net income was $42,743 or 16.0% greater than last year.

Net sales of equipment and spare parts at GCI increased $153,391 or 4.8%. This increase was primarily attributable to increased sales of coatings & polyurethane equipment and to a lesser extent increased sales of fiberglass equipment, which was slightly offset by a decrease in sales to OEM customers. International equipment and part sales were flat, whereas domestic equipment and part sales increased 9%.

Specialty grout and epoxy net sales at Raven were $1,148,621 compared to $1,038,257 for the comparable period last year, an increase of $110,364 or 10.6%. In addition, Raven had ancillary equipment sales of $16,562 compared to $185,745 for the comparable period last year. This decrease in equipment sales is attributable to a lack of new Certified Applicators in the current period. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment. Raven is continuing to seek new Certified Applicators and expects to sign additional Certified Applicators by the end of the year. Generally, the addition of Certified Applicators results in an increase of specialty grout and epoxy sales however, it does not necessarily result in an increase in equipment sales.

The Company's gross margin increased to $2,187,052, or 48.3% of net sales, in the current quarter from $1,881,368, or 42.4% of net sales, in the 2001 period. This increase was due to the increased sales volume of equipment and spare parts and a favorable product mix at both GCI and Raven.

Operating expenses for the three months ended May 31, 2002 were $1,722,536 compared to $1,466,205 for the same period of the prior year, an increase of $256,331, or 17.5%. This increase was primarily due to increased administrative expenses (principally higher personnel and legal costs) and to a lesser extent increased sales and marketing expenses, offset by a slight decrease in research, development and engineering expenses. Increased selling and marketing expenses are primarily the result of the increased sales volume at GCI and higher personnel costs at Raven. The increased legal costs are primarily attributable to the patent suit brought against GCI, which has been settled.

Other income (expense), increased from the same period in the prior year by $12,067. This increase was primarily a result of a decrease in interest expense.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



                     SIX MONTHS ENDED MAY 31, 2002 AND 2001

RESULTS OF OPERATIONS

Net sales for the six months ended May 31, 2002 were $8,067,753 compared to $7,789,664 for the same period of the prior year, an increase of $278,089 or 3.6%. Net income was $82,372 or 19.3% greater than last year.

Net sales of equipment and spare parts at GCI increased $411,142 or 7.2%. This increase was primarily attributable to increased sales of coatings and polyurethane equipment and to a lesser extent increased sales of fiberglass equipment and sales to OEM customers. International equipment and parts net sales increased 12%, whereas domestic equipment and parts net sales increased 3%. The increase in international sales was led by Canada, and to a lesser extent, the Asian/Pacific Rim and Europe/Middle East. The increase was partially offset by decreased sales to South America.

Specialty grout and epoxy net sales at Raven were $1,936,710 compared to $1,667,780 for the comparable period last year, an increase of $269,002 or 16.1%. In addition, Raven had ancillary equipment sales of $35,629 compared to $437,684 for the comparable period last year. This decrease in equipment sales is attributable to a lack of new Certified Applicators in the current period. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment. Raven is continuing to seek new Certified Applicators and expects to sign additional Certified Applicators by the end of the year. Generally, the addition of Certified Applicators results in an increase of specialty grout and epoxy sales however, it does not necessarily result in an increase in equipment sales.

The Company's gross margin increased to $3,874,352, or 48.0% of net sales, in the current period from $3,391,303, or 43.5% of net sales, in the 2001 period. This increase was due to the increased sales volume of equipment and spare parts and a favorable product mix at both GCI and Raven.

Operating expenses for the six months ended May 31, 2002 were $3,119,483 compared to $2,733,918 for the same period of the prior year, an increase of $385,565, or 14.1%. This increase was primarily due to increased administrative expenses (principally higher personnel and legal costs) and to a lesser extent increased sales and marketing expenses, offset by a slight decrease in research, development and engineering expenses. Increased selling and marketing expenses are primarily the result of the increased sales volume at GCI and higher advertising and personnel costs at Raven. The increased legal costs are primarily attributable to the patent suit brought against GCI, which has been settled.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Other income (expense), increased from the same period in the prior year by $40,612. This increase was primarily a result of an increase in finance charge income generated from outstanding trade receivables and a decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At May 31, 2002 the Company has cash of $1,247,163, net working capital of $6,511,107 and $3,500,000 available under the revolving line of credit.

On April 29, 2002, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2003. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2002, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.


The Company does not have any other significant commitments or guarantees except for rental commitments.

The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its revolving line of credit agreement will be adequate to meet its capital needs for the foreseeable future.


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

                           COHESANT TECHNOLOGIES INC.


PART II.   OTHER INFORMATION
----------------------------

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit

            4.1 Amendment to Credit and Security Agreement, Date April 29, 2002 by and between Cohesant Technologies Inc. and Union Planters Bank N.A.

      (b)   Reports on Form 8-K

            No form 8-K was filed in the quarter end May 31, 2002, however, an 8-K was filed in June of 2002 to report a change in auditors.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated:            June 24, 2002


                                   COHESANT TECHNOLOGIES INC.


                          BY:      /s/ Robert W. Pawlak
                                   --------------------------------------------
                                   Robert W. Pawlak
                                   Chief Financial Officer