Form 10KSB/A
period 2001-11-30
COHESANT TECHNOLOGIES INC
filed 2002-07-03
CIK 928420

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

                         Commission file number: 1-13484

                           COHESANT TECHNOLOGIES INC.
                           --------------------------
              (Exact name of Small Business Issuer in Its charter)

DELAWARE                                                              34-1775913
--------                                                              ----------
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

         5845 WEST 82ND STREET, SUITE 102
         INDIANAPOLIS, INDIANA                                         46278
         ----------------------                                        -----
         (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number, Including Area Code:               (317) 875-5592
                                                              --------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 Par Value, registered on the Boston Stock Exchange.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value.

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes   X   No ____
                                                                  -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

         State issuer's revenues for its most recent fiscal year.  $16,391,583

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 18, 2002. $4,000,000
                            ----------

         As of June 28, 2002, the issuer had 2,551,732 shares of Common Stock, $.001 par value, outstanding.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES OR REPORTS ON
          FORM 8-K

(a)      Exhibits

          99.1 Form 11-K Annual Report for the Company's 401(K) Profit Sharing Plan.

(b)      Reports on Form 8-K.       NONE


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            June 28, 2002


                                                   COHESANT TECHNOLOGIES INC.

                                                   By: /s/  Robert W. Pawlak
                                                       -------------------------
                                                         Robert W. Pawlak
                                                         Chief Financial Officer