Form 10QSB
period 2002-08-31
COHESANT TECHNOLOGIES INC
filed 2002-09-23
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended      August 31, 2002
                                   --------------------------------------------

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from                         to
                               ------------------------    --------------------


Commission File Number: 1-13484
                        -------------------------------------------------------


                           COHESANT TECHNOLOGIES INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            34-1775913
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                            Identification No.)

        5845 West 82nd Street, Suite 102, Indianapolis, Indiana  46278
-------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code 317-875-5592
                                               --------------------------------


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                              ---    ---
As of September 20, 2002, the Company has 2,552,482 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)
                                                          YES     NO  X
                                                              ---    ---

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

Part I.  Financial Information                                                                             PAGE
------------------------------                                                                             -----
         Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of August 31, 2002....................................................... 1

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  August 31, 2002 and August 31, 2001....................................................... 2

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Nine Months Ended
                  August 31, 2002 and August 31, 2001....................................................... 3

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Nine Months Ended
                  August 31, 2002 and August 31, 2001....................................................... 4

         Notes to Condensed Consolidated Financial Statements............................................... 5

         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................................ 10



Part II.    Other Information
--------------------------------------
         Item 4. Submission of Matters to a Vote of Security Holders....................................... 13

         Item 6. Exhibits and Reports on Form 8-K.......................................................... 13

         Signatures........................................................................................ 14



                          PART I. FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                  August 31, 2002
                                                                                              ------------------------
ASSETS:
     Cash and cash equivalents                                                                             $  975,718
     Accounts receivable, net of allowance
          for doubtful accounts of $321,279                                                                 3,898,680
     Inventory                                                                                              3,581,602
     Prepaid expenses and other                                                                               223,026
     Deferred tax assets                                                                                      251,100
                                                                                              ------------------------
               Total Current Assets                                                                         8,930,126

     Property, plant and equipment, net                                                                       521,211
     Patents and other intangibles, net                                                                       114,625
     Goodwill, net                                                                                            840,254
     Other noncurrent assets                                                                                      644
                                                                                              ------------------------
               Total Assets                                                                               $10,406,860
                                                                                              ========================


LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                                                                     $ 1,058,812
     Accrued salaries, benefits and commissions                                                               335,420
     Accrued taxes                                                                                            378,232
     Other current liabilities                                                                                244,803
                                                                                              ------------------------
               Total Current Liabilities                                                                    2,017,267

Commitments and Contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000
               shares authorized, 2,551,732 issued and outstanding)                                             2,552
          Additional paid-in capital                                                                        6,026,563
          Retained earnings                                                                                 2,360,478
                                                                                              ------------------------
                    Total Shareholders' Equity                                                              8,389,593
                                                                                              ------------------------

                    Total Liabilities and Shareholders' Equity                                            $10,406,860
                                                                                              ========================


               The accompanying notes are an integral part of this
                  Condensed Consolidated Financial Statement.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               For the THree Months Ended
                                                                    August 31, 2002                   August 31, 2001
                                                                 -----------------------           -----------------------
NET SALES                                                                   $ 4,289,209                       $ 4,506,718
COST OF SALES                                                                 2,143,881                         2,375,217
                                                                 -----------------------           -----------------------
     Gross profit                                                             2,145,328                         2,131,501

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                        261,295                           313,562
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                  1,276,578                         1,288,861
                                                                 -----------------------           -----------------------
TOTAL OPERATING EXPENSES                                                      1,537,873                         1,602,423

    Income from operations                                                      607,455                           529,078

OTHER INCOME (EXPENSE):
     Interest expense                                                                -                               (39)
     Interest income                                                                597                                -
     Other income, net                                                            5,337                            17,715
                                                                 -----------------------           -----------------------

INCOME BEFORE INCOME TAXES                                                      613,389                           546,754

INCOME TAX PROVISION                                                          (217,685)                         (202,298)
                                                                 -----------------------           -----------------------

NET INCOME                                                                  $   395,704                       $   344,456
                                                                 =======================           =======================

 EARNINGS PER  COMMON SHARE  (Note 3)
   BASIC                                                                    $      0.16                       $      0.14
                                                                 =======================           =======================
   DILUTED                                                                  $      0.15                       $      0.14
                                                                 =======================           =======================

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                                                      2,551,433                         2,419,560
                                                                 =======================           =======================
   DILUTED                                                                    2,619,575                         2,448,202
                                                                 =======================           =======================



              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                    August 31, 2002                   August 31, 2001
                                                                 -----------------------           -----------------------
NET SALES                                                                  $ 12,356,962                      $ 12,296,382
COST OF SALES                                                                 6,337,282                         6,773,578
                                                                 -----------------------           -----------------------
     Gross profit                                                             6,019,680                         5,522,804

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                                                        808,733                           875,095
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                                  3,848,623                         3,461,246
                                                                 -----------------------           -----------------------
TOTAL OPERATING EXPENSES                                                      4,657,356                         4,336,341

    Income from operations                                                    1,362,324                         1,186,463

OTHER INCOME (EXPENSE):
     Interest expense                                                                -                            (17,844)
     Interest income                                                              2,096                                -
     Other income, net                                                           38,534                            29,604
                                                                 -----------------------           -----------------------

INCOME BEFORE INCOME TAXES                                                    1,402,954                         1,198,223

INCOME TAX PROVISION                                                           (497,332)                         (426,221)
                                                                 -----------------------           -----------------------

NET INCOME                                                                 $    905,622                      $    772,002
                                                                 =======================           =======================

EARNINGS PER COMMON SHARE  (Note 3)
   BASIC                                                                   $       0.36                      $       0.32
                                                                 =======================           =======================
   DILUTED                                                                 $       0.35                      $       0.32
                                                                 =======================           =======================

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                                                      2,545,856                         2,386,371
                                                                 =======================           =======================
   DILUTED                                                                    2,616,163                         2,424,827
                                                                 =======================           =======================



              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               For the Nine Months Ended
                                                                        August 31, 2002               August 31, 2001
                                                                 -----------------------         ---------------------
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
  Net income                                                                   $905,622                      $772,002
  Adjustments to reconcile net income to net cash
     provided by operations -
     Depreciation and amortization                                              171,705                       234,902
     Loss on disposal of equipment                                                    -                         2,591
     Provision for doubtful accounts                                             64,500                        35,500
     Other                                                                       18,000                             -
     Net change in current assets and
      current liabilities-
       Accounts and notes receivable                                           (820,028)                     (354,656)
       Inventory                                                               (414,055)                      184,280
       Prepaid expenses and other                                                15,657                       (17,649)
       Accounts payable                                                         226,420                       303,191
       Other current liabilities                                               (209,433)                     (486,719)
       Other noncurrent assets                                                   (1,919)                      (13,754)
                                                                 -----------------------         ---------------------
       Net cash (used in) provided by operating activities                      (43,531)                      659,688

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment additions                                            (137,167)                      (72,741)
   Payments from unconsolidated affiliate                                             -                        42,003
                                                                 -----------------------         ---------------------
        Net cash used in investing activities                                  (137,167)                      (30,738)
                                                                 -----------------------         ---------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Payments under revolving line of credit                                           -                       (179,000)
   Proceeds from exercise of stock options                                       37,105                       103,114
                                                                 -----------------------         ---------------------
        Net cash provided by (used in) financing activities                      37,105                       (75,886)
                                                                 -----------------------         ---------------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                  (143,593)                      553,064
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                         1,119,311                        61,053
                                                                 -----------------------         ---------------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                                $975,718                      $614,117
                                                                 =======================         =====================
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period for
     Interest                                                                  $    -                        $ 17,844
                                                                 -----------------------         ---------------------
     Income Taxes                                                                                            $653,000
                                                                               $500,000
                                                                 =======================         =====================


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

NOTE 4 - REVOLVING LINE OF CREDIT FACILITY

On April 29, 2002, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2003. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2002, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.

NOTE 5 - SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the periods ended August 31, 2002 and 2001 is as follows:

Three Months Ended
August 31, 2002                                    GCI            Raven       Corporate       Consolidated
---------------                                    ---            -----       ---------       ------------
Net Sales:                                     $ 2,824,283     $ 1,464,926    $     -           $  4,289,209
Depreciation and amortization:                      47,219          10,135             9              57,363
Interest expense:                                     -               -             -                   -
Net Income:                                        258,504         267,748      (130,548)            395,704
Identifiable assets:                             6,398,457       2,775,627     1,232,776          10,406,860
Capital expenditures:                               13,014          11,227           -                24,241


Three Months Ended
August 31, 2001                                    GCI             Raven        Corporate       Consolidated
---------------                                    ---             -----        ---------       ------------
Net Sales:                                     $ 3,101,186     $ 1,405,532        $   -         $  4,506,718
Depreciation and amortization:                      58,145          26,969             9              85,123
Interest expense:                                     -               -               39                  39
Net Income:                                        238,369         195,982       (89,895)            344,456
Identifiable assets:                             6,076,142       2,451,993       856,319           9,384,454
Capital expenditures:                               22,868           8,216          -                 31,084

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Nine Months Ended
August 31, 2002                                    GCI             Raven       Corporate       Consolidated
---------------                                    ---             -----       ---------       ------------
Net Sales:                                     $ 8,919,697     $ 3,437,265    $    -           $ 12,356,962
Depreciation and amortization:                     143,130          28,548            27            171,705
Interest expense:                                     -               -            -                   -
Net Income:                                        706,679         552,508      (353,565)           905,622
Identifiable assets:                             6,398,457       2,775,627     1,232,776         10,406,860
Capital expenditures:                               92,686          44,481           -              137,167

Nine Months Ended
August 31, 2001                                    GCI             Raven        Corporate       Consolidated
---------------                                    ---             -----        ---------       ------------
Net Sales:                                     $ 8,785,458     $ 3,510,924    $      -         $ 12,296,382
Depreciation and amortization:                     154,164          80,709            29            234,902
Interest expense:                                     -               -           17,844             17,844
Net Income:                                        591,163         424,098      (243,259)           772,002
Identifiable assets:                             6,076,142       2,451,993       856,319          9,384,454
Capital expenditures:                               53,236          19,505          -                72,741

The following table presents percentage of total revenues by region.

                            Three Months Ended        Three Months Ended        Nine Months Ended       Nine Months Ended
Region                        August 31, 2002           August 31, 2001          August 31, 2002         August 31, 2001
-------                       ---------------           ---------------          ---------------         ---------------
United States/Canada                 82%                       72%                      75%                     70%
Asia/Pacific Rim                      8                        13                       12                      14
Europe/Middle East                    7                        10                       10                      11
Other                                 3                         5                        3                       5
                           ----------------------    ----------------------    --------------------    --------------------
Total                               100%                      100%                     100%                    100%

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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of the adoption on its financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of adopting this standard and has not yet determined the effect of the adoption on its financial position or results of operations.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                   THREE MONTHS ENDED AUGUST 31, 2002 AND 2001

RESULTS OF OPERATIONS

Net sales for the three months ended August 31, 2002 were $4,289,209 compared to $4,506,718 for the same period of the prior year, a decrease of $217,509 or 4.8%. Net income was $395,704, a $51,248 or 14.9% increase over last year.

Net sales of equipment and spare parts at GCI decreased $276,903 or 8.9%. This decrease was primarily attributable to decreased sales of fiberglass equipment and spare parts and to a lesser extent coatings & polyurethane equipment and spare parts and sales to OEM customers. International equipment and part sales were down 29.9%, whereas domestic equipment and part sales increased 11.4%. The decrease in international sales was primarily a result of decreased sales to Asia/Pacific Rim and Europe/Middle East.

Specialty grout and epoxy net sales at Raven were $1,341,412 compared to $1,137,230 for the comparable period last year, an increase of $204,182 or 18.0%. In addition, Raven had ancillary equipment sales of $123,514 compared to $268,302 for the comparable period last year. This decrease in equipment sales is attributable to acquiring fewer new Certified Applicators in the current period. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment. Raven is continuing to seek new Certified Applicators. Generally, the addition of Certified Applicators results in an increase of specialty grout and epoxy sales; however, it does not necessarily result in an increase in equipment sales.

The Company's gross margin increased to $2,145,328, or 50.0% of net sales, in the current quarter from $2,131,501, or 47.3% of net sales, in the 2001 period. This increase was due to a favorable product mix at both GCI and Raven.

Operating expenses for the three months ended August 31, 2002 were $1,537,873 compared to $1,602,423 for the same period of the prior year, a decrease of $64,550, or 4.0%. This decrease was primarily due to a decrease in research, development and engineering personnel costs at GCI and a slight decrease in sales and marketing expenses, partially offset by a slight increase in administrative expenses. The decrease in sales and marketing expenses are primarily due to the decreased sales volume at GCI. The increase in administrative expense was a result of higher personnel costs and legal fees.

Other income (expense), decreased from the same period in the prior year by $11,742. This

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


decrease was primarily a result of a decrease in finance charge income derived from outstanding trade receivables.

                   NINE MONTHS ENDED AUGUST 31, 2002 AND 2001

RESULTS OF OPERATIONS

Net sales for the nine months ended August 31, 2002 were $12,356,962 compared to $12,296,382 for the same period of the prior year, an increase of $60,580 or less than 1%. Net income was $905,622, a $133,620 or 17.3% increase over last year.

Net sales of equipment and spare parts at GCI increased $134,239 or 1.5%. This increase was primarily attributable to increased sales of coatings and polyurethane equipment and spare parts which was partially offset by decreased sales of fiberglass equipment and sales to OEM accounts. Domestic equipment and parts net sales increased 5.9%, whereas international equipment and parts net sales decreased 3.5%. The decrease in international sales was attributable to decreased sales in Europe/Middle East, South America and the Asia/Pacific Rim, which was partially offset by increased sales in Canada.

Specialty grout and epoxy net sales at Raven were $3,278,122 compared to $2,804,938 for the comparable period last year, an increase of $473,184 or 16.9%. In addition, Raven had ancillary equipment sales of $159,143 compared to $705,986 for the comparable period last year. This decrease in equipment sales is attributable to acquiring fewer new Certified Applicators in the current period. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment. Raven is continuing to seek new Certified Applicators. Generally, the addition of Certified Applicators results in an increase of specialty grout and epoxy sales; however, it does not necessarily result in an increase in equipment sales.

The Company's gross margin increased to $6,019,680 or 48.7% of net sales, in the current period from $5,522,804, or 44.9% of net sales, in the 2001 period. This increase was due to the increased sales volume of equipment and spare parts and a favorable product mix at both GCI and Raven.

Operating expenses for the nine months ended August 31, 2002 were $4,657,356 compared to $4,336,341 for the same period of the prior year, an increase of $321,015, or 7.4%. This increase was primarily due to increased administrative expenses (principally higher personnel and legal

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


costs) and to a lesser extent increased sales and marketing expenses, offset by a decrease in research, development and engineering personnel costs. Increased selling and marketing expenses are primarily the result of increased advertising and personnel costs at both GCI and Raven. The increased legal costs are primarily attributable to the patent suit brought against GCI, which has been settled.

Other income (expense), increased from the same period in the prior year by $28,870. This increase was primarily a result of a decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At August 31, 2002, the Company has cash of $975,718, net working capital of $6,912,859 and $3,500,000 available under the revolving line of credit. Accounts receivable has increased $820,028 since prior year-end. This increase is due in significant part to increased specialty coatings and grout sales, which have longer trade terms and a slow down in payments from GCI's international distributors.

On April 29, 2002, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2003. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2002, the Company was in compliance with the covenants and financial ratios and did not have a balance outstanding under this facility.

The Company does not have any other significant commitments or guarantees, except for rental commitments.

The Company believes that its existing cash reserves and working capital, coupled with its availability under the revolving line of credit agreement will be adequate to meet its capital needs for the foreseeable future.

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

                           COHESANT TECHNOLOGIES INC.

PART II.   OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

         a) The Company's annual meeting of stockholders was held on June 27, 2002.

         b) At the annual meeting, the Company's stockholders elected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2003.

         c) At the annual meeting, the Company's stockholders ratified the amendment to the Company's 1994 Stock Option Plan increasing the number of shares by 100,000. The holders of 2,435,919 shares of Common Stock voted to ratify the amendment, the holders of 33,965 shares voted against the amendment, and the holders of 1,000 shares abstained.

            The following tabulation represents voting for the Directors:

                                                                           Withheld
                                                     For                   Authority
                                                -------------        --------------------
            Michael L.  Boeckman                  2,469,584                 1,300
            Morton A. Cohen                       2,469,325                 1,559
            Dwight D. Goodman                     2,469,584                 1,300
            Richard L. Immerman                   2,461,851                 6,033
            Morris H. Wheeler                     2,468,279                 2,605


ITEM 6.  Exhibits and reports on Form 8-K -none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

       Dated:   September 20, 2002


                                            COHESANT TECHNOLOGIES INC.

                                            BY:  /s/ Morris H. Wheeler
                                                 ------------------------------
                                            Morris H. Wheeler
                                            President & Chief Executive Officer



                                            BY:  /s/ Robert W. Pawlak
                                                 ------------------------------
                                            Robert W. Pawlak
                                            Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


The undersigned, Morris H. Wheeler, the President and Chief Executive Officer, and Robert W. Pawlak, Chief Financial Officer, of Cohesant Technologies Inc. (the "Issuer"), an issuer of securities registered under Section 13(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), in compliance with Rule 13a-14 under the Exchange Act, each do hereby certify with respect to the report of the Issuer filed on Form 10-QSB for the period ending August 31, 2002 (the "Report") that:

(1) He has reviewed the Report;

(2) Based on his knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; (3) Based on his knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in the Report.

Date:  September 20, 2002              By:/s/ Morris H. Wheeler
                                          --------------------------------
                                       Morris H. Wheeler,
                                       President and
                                       Chief Executive Officer

                                       By:/s/ Robert W. Pawlak
                                          --------------------------------
                                       Robert W. Pawlak,
                                       Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cohesant Technologies Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of each of our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




         Date:  September 20, 2002        By:/s/ Morris H. Wheeler
                                             --------------------------------
                                          Morris H. Wheeler,
                                          President and
                                          Chief Executive Officer

                                          By:/s/ Robert W. Pawlak
                                             --------------------------------
                                          Robert W. Pawlak,
                                          Chief Financial Officer