Form 10KSB
period 2002-11-30
COHESANT TECHNOLOGIES INC
filed 2003-02-14
CIK 928420

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB

(Mark One)
[X]   Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended            November 30, 2002
                          --------------------------------------------

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------

             Commission file number          1-13484
                                     ------------------------------

                          COHESANT TECHNOLOGIES INC.
             (Exact name of Small Business Issuer in Its charter)
Delaware                                                         34-1775913
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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the
past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for past 90 days. Yes  X   No
                                          ---     -----

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $16,675,375.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 31, 2003. $3,031,760.

     As of January 31, 2003, the Issuer had 2,562,115 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS                                                PAGE

PART I

Item 1.       Description of Business                              3

Item 2.       Properties                                          10

Item 3.       Legal Proceedings                                   11

Item 4.       Submission of Matters to a vote of Security
              Holders                                             11

PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholders Matters                                12

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                 13

Item 7.       Financial Statements                                17

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                 18

PART III

Item 9.       Directors and Executive Officers of the
              Registrant                                          18

Item 10.      Executive Compensation                              20

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management                                      22

Item 12.      Certain Relationships and Related Transactions      23

Item 13.      Exhibits, List and Reports on Form 8-K              24

Item 14.      Controls and Procedures                             25

Index to Financial Statements                                     F-1

Certifications and Signatures

FORWARD LOOKING STATEMENT

    Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for two component dispense equipment systems and a reduction in growth of markets for the Company's two component epoxy coating and grout products.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a)   General

     Cohesant Technologies Inc. ("Company" or "Cohesant") is engaged in the design, development, manufacture and sale of specialized two component dispense equipment systems and replacement parts used in the operation of this equipment and specialty two component epoxy coating and grout products.

     The Company's dispense equipment systems are designed specifically for use with multiple component formulations such as polyesters, polyurethanes, polyureas and epoxies. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products and to create packaging and to fill molds for diverse products such as recreational boat hulls and construction products. The Company also maintains an extensive inventory of replacement parts.

     The Company manufactures the Raven, AquataPoxy and AquataFlex lines of epoxy coating and grout products. These high performance formulations provide protection and structural enhancement needed from deterioration caused by corrosion, infiltration, atmospheric conditions and chemical attack. Although the Company believes there are many more uses for the Raven, AquataPoxy and AquataFlex products, they have most prevalently been used in the construction, repair, rehabilitation and maintenance of water and wastewater treatment, distribution and collection systems, and food & beverage, industrial and recreational facilities.

     For the years ended November 30, 2002 and 2001, the Company had net sales of $16,675,375 and $16,391,583, respectively, of which $12,220,102 and
$12,264,031, respectively, were for
equipment systems and replacement parts and $4,455,273 and $4,127,552, respectively, were for coating and grout products.

     The Company, which was organized in 1994, conducts business through its subsidiaries, Glas-Craft, Inc. ("GCI"), an Indiana corporation, and Raven Lining Systems, Inc. ("Raven"), an Oklahoma corporation. As used herein, the term "Company" includes the operations of Cohesant and its wholly-owned subsidiaries GCI and Raven, unless the context indicates otherwise.

(b)   Narrative Description of Business

PRODUCTS

Glas-Craft, Inc.

     GCI designs and manufactures a wide range of specialized dispense equipment systems, which are used to dispense multi-component formulations such as fiberglass reinforced plastics, polyurea and epoxy coatings, and polyurethane foam. Net sales of dispense equipment systems amounted to $5,978,745 and $5,667,825 for the fiscal years ended November 30, 2002 and 2001, respectively, representing 35.9% and 34.6%, respectively, of net sales. A significant portion of the Company's business is the sale of replacement and spare parts for its current and discontinued dispense equipment. The Company maintains an inventory of approximately 6,800 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $6,037,766 and $5,719,700, representing 36.2% and 34.9% of net sales for the fiscal years ended November 30, 2002 and 2001, respectively.

 Fiberglass reinforced plastic dispense equipment systems. GCI develops dispense equipment systems for both open and closed mold methods of fiberglass reinforced plastic product manufacturing. GCI's dispense equipment systems can be used to manufacture a wide variety of products, including such diverse products as boat hulls and construction components. The open mold method is ideally suited for small quantity and custom production.

     The United States Occupational Safety and Health Administration
("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals ("VOC's") such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI's dispense equipment systems are designed to improve containment which reduces spray emissions and increases transfer efficiency. Improved containment limits emissions of environmentally and occupationally hazardous chemicals. Greater transfer efficiency results in less waste of product. Additionally, GCI has developed products with non-atomized dispensing capabilities that further reduce VOC's. These products include an internal mix gun and spray nozzle.

 Polyurea and epoxy coatings dispense equipment systems. The Company designs and manufactures equipment systems for dispensing polyurea and epoxy coatings. A portion of these sales go to Original Equipment Manufacturers (OEM). Polyurea and epoxy coatings are used to coat concrete in new construction, tanks, cargo beds and metal substrates. The Company's technology has many applications in the coatings industry. Consequently, the Company continuously seeks and develops new and different uses for its equipment systems. The Company, when necessary, will modify existing equipment system designs or will design new equipment systems to meet the requirements of new coatings as well as changing regulation and manufacturing methods.

 Polyurethane dispense equipment systems. The Company also designs and manufactures equipment systems for dispensing polyurethane coatings. Polyurethane is used for insulation, packaging, flotation devices and many other uses. These materials are used for insulation and protective coatings and for the manufacture of formed plastic products such as automobile and aircraft components and marine products.

Raven Lining Systems

     Raven produces high performance protective coatings under the Raven, AquataPoxy and AquataFlex brands. These proprietary formulations of solvent-free coatings and grouts contain no VOC's. As with GCI, Raven benefits significantly from increasing government regulation of VOC's and the resulting trend towards low VOC products. Additionally, Raven fulfills specifying engineers' requests for application of Raven products by the Company's professional Certified Applicators. Net sales of Raven, AquataPoxy and AquataFlex products amounted to $4,455,273 and $4,127,552, representing 26.7% and 25.2% of net sales for the fiscal years ended November 30, 2002 and 2001, respectively. Additionally Raven sells equipment and spare parts, which is used to apply its coatings and grouts. Net sales of equipment and spare parts amounted to $203,591 and $876,506, representing 1.2% and 5.3% of net sales for the fiscal years ended November 30, 2002 and 2001, respectively.

 Raven Products. Raven's sprayable epoxies were formulated for ultra high-build (20-250 mils per coat) application on concrete, masonry and steel surfaces providing protection from atmospheric and chemical corrosion. The high physical strengths of some Raven formulations permit the epoxy to enhance the structural integrity of damaged structures. Raven products can be quickly applied under harsh environmental conditions providing quick return to service and substantial savings for industrial facilities by lessening downtime. The life span of the infrastructure exposed to these conditions can increase dramatically with the use of Raven's high performance protective coatings and linings. Raven's unique high performance line of products and network of Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries.

     Raven coatings and grouts are solventless, nontoxic, 100% solids epoxy products, emitting no VOC's. These products offer safe working environments while complying with the existing United States Environmental Protection Agency ("EPA") and Clean Air Act regulations.

 AquataPoxy Products. The AquataPoxy line of solvent-free epoxy coating and grout products is designed to extend the life of a structure by protecting it from corrosion. These products are formulated with higher performance characteristics compared with competitive products, including excellent resistance to moisture, corrosion and chemical attack. AquataPoxy products are used in the construction, repair, rehabilitation and maintenance of food processing and water storage structures, wastewater treatment and collection systems of municipalities and industrial and recreational facilities. AquataPoxy products are unique with their high moisture tolerant characteristics that allow them to be applied to underwater and moisture filled concrete surfaces. AquataPoxy products are ideally suited for the rapidly growing market in underground rehabilitation of infrastructure. AquataPoxy products are therefore being specified for use by many engineers and governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities by trained applicators. The Company is aggressively demonstrating and testing AquataPoxy products to expand awareness of its unique attributes and the application and marketing benefits of its Certified Applicator program.

     AquataPoxy products contain no solvents or VOC's. Properly applied, AquataPoxy products are inert once cured and do not release harmful by-products into air, water or the environment. Conversely, competitive solvent-borne coatings have the potential to release carcinogens and other hazardous substances into the environment and generally are not desirable for applications that involve contact with food, drinking water, animals or people. The Company maintains certification under the National Sanitation Foundation Standard 61 and meets qualifications of the United States Department of Agriculture for agricultural applications, food processing and potable water facilities and marine environments.

     AquataFlex products. The AquataFlex line of coatings and grouts are flexible epoxies that excel in environments where expansion and contraction occur.

     AquataFlex coatings and grouts are solventless, nontoxic, 100% solids epoxy products, emitting no VOC's. These products offer safe working environments while complying with the existing EPA and Clean Air Act regulations.

MARKETING

  Distributors and Certified Applicators

     Most of the Company's products are sold through a growing network of independent distributors and Certified Applicators in the United States and overseas. A small portion of GCI's sales are made directly to large end-users and OEM accounts by factory salesmen.

     Generally, the products of GCI are sold through over 100 independent domestic and international equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the international distributors sell only industrial equipment. In each of the fiscal years ended November 30, 2002 and 2001, GCI's ten largest distributors accounted for 32% of equipment system and replacement parts sales. Of the foregoing, three of the distributors in fiscal 2002 and five distributors in fiscal 2001 were internationally based. GCI provides training to the distributors and customers in the use of its equipment systems and products.

     Raven markets its products, application and spray technology through domestic and international independent distributors, manufacture representatives and Certified Applicators. Raven presently has thirty-eight domestic Certified Applicators and two international Certified Applicators. For the fiscal years ended November 30, 2002 and 2001 Raven's ten largest Certified Applicators accounted for 64% and 61%, respectively, of coating and grout product sales.

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

MANUFACTURING AND RAW MATERIALS SUPPLY

     The Company assembles its dispense equipment system products from commercially available components and components manufactured to specification by a variety of vendors. The Company performs minimal fabrication of components. The Company is not dependent upon any single vendor for the conduct of its business, and generally has alternative sources for all necessary components.

     Similarly, there are a number of alternative sources of the raw materials used in the manufacture of the coating and grout products of the Company. The Company maintains good working relationships with major resin suppliers. The Company does not believe that it is dependent on any one vendor of raw materials for its coating and grout products and the Company does not believe the loss of any one supplier would have a material adverse impact on the Company.

COMPETITION

     The markets for all of the Company's products are highly competitive. The Company competes with numerous well-established companies, most of which possess substantially greater financial, marketing, personnel and other resources than those of the Company.

     There are a number of competitive equipment manufacturers, which include the Binks division of Illinois Tool Works, Inc., Gusmer, Inc. and Magnum-Venus Products. Competitors of Raven include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. The Company competes by increasing customer awareness of its quality products, by offering its products at a competitive price, and through product line extensions.

     The markets for the Company's products are characterized by changing technology and industry standards. Accordingly, the ability of the Company to compete is dependent upon the Company's ability to complete development and effectively market its state-of-the-art equipment and coating products.

RESEARCH, DEVELOPMENT AND ENGINEERING

     The Company has a research and development program to continually improve its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. The Company has eleven full-time and one part-time employees devoted to engineering, research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessors. Research, development and engineering expenses for the fiscal years ended November 30, 2002 and 2001 were $1,031,423 and $1,132,521, respectively, or 6.2% and 6.9%, respectively of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

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

     The Company has in place programs to achieve and maintain substantial compliance with the currently existing environmental and worker exposure laws and regulations, which materially affect the Company's continuing businesses. As of the date of this Report, based on its experience and consultations with environmental consultants, management believes that the Company is taking or has taken all necessary measures to comply with applicable Federal, state and local environmental laws and regulations and worker exposure regulations.

     As a product exporter, the Company is subject to import and other regulations by international governments. While the Company currently does not experience any significant difficulties with exports, future changes to international laws and regulations could impact international sales.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

     The Company holds several U.S. patents and patent applications, all of which are applicable to the Company's specialized two component dispense equipment. No single patent is material to the Company. The Company's patents expire at various times in the future, none which exceed seventeen years.

     The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company holds a United States trademark registration for AAC(R), AquataFlex(R), Glas-Craft(R) and Raven(R) and promotes these and the "AquataPoxy" trade names in connection with its marketing activities.

     The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.

EMPLOYEES

     As of January 15, 2003, the Company employed 75 full time and 4 part time persons, 23 of whom are in sales, 12 are in engineering, research and development, 2 are in service, 3 are in quality control, 26 are in manufacturing and 13 are in accounting and administration. The Company believes its relations with its employees are good.

ITEM 2. PROPERTIES

     The Company's executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma. GCI leases approximately 51,200 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January 2004. The Company does not foresee a material impact on operations in either renewing this lease or obtaining an equivalent lease at a nearby facility. Raven leases approximately 14,400 square feet of combined office and manufacturing space in Tulsa, Oklahoma through June 2005. The Company believes its facilities are adequate to meet its current and prospective needs.

ITEM 3. LEGAL PROCEEDINGS

     In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any costs arising from or out of the past, present or future environmental condition of the site. Subsequent to the donation of the St. Louis property, the Missouri Attorney General's office has raised questions regarding the status of the contributed land and advised the Company that additional clean-up efforts are necessary. Management has advised MLI of the Missouri Attorney General's concerns. MLI has advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts are necessary. Management intends to seek indemnification from MLI under the contribution agreement for any further clean-up and legal costs. Further, the Company had purchased a supplemental environmental insurance policy with respect to the site and has filed a claim with the carrier. Although the insurance carrier has issued a preliminary indication that the claim is outside the scope of coverage of the policy, as more facts become available, the Company may resubmit the claim or otherwise appeal this preliminary decision.

     The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDERS MATTERS

     The Common Stock of the Company is quoted on the Nasdaq Small Cap Market and listed on the Boston Stock Exchange under the symbol "COHT".

     The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter in the two year period ended November 30, 2002, as reported by Nasdaq. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

COMMON STOCK                                  Bid Price
                                              ---------
                                          High           Low
                                          ----           ---
      Year Ended November 30, 2001
      ----------------------------
      First Quarter                       $3.00         $2.25
      Second Quarter                       2.94          1.78
      Third Quarter                        2.80          2.17
      Fourth Quarter                       3.74          2.35

      Year Ended November 30, 2002
      ----------------------------
      First Quarter                       $5.07         $3.31
      Second Quarter                       5.00          4.12
      Third Quarter                        4.73          4.25
      Fourth Quarter                       4.40          3.01


   Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. As of January 27, 2003, there were 36 holders of record of common stock. However, the Company believes there are in excess of 500 beneficial owners of common stock.

     The Company has not paid any cash dividends on its Common Stock to date and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain earnings, if any, to support the growth of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Fiscal Year Ended November 30, 2002 as compared to Fiscal Year Ended November 30, 2001

     Net sales for the fiscal year ended November 30, 2002, were $16,675,375 representing an increase of $283,792 or 1.7%, from fiscal 2001 net sales of $16,391,583. Net income was $1,248,585, an $181,607 or 17.0% increase over last year.

     Net sales of dispense equipment and spare parts at GCI increased
$628,986 or 5.5% to $12,016,511 in fiscal 2002. This increase was primarily attributable to increased sales of coatings and polyurethane dispense equipment and spare parts and, to a lesser extent, increased sales of fiberglass dispense equipment and spare parts, which was partially offset by decreased sales to OEM accounts. Domestic dispense equipment and spare parts net sales increased 7.9%, while international dispense equipment and spare parts net sales increased 2.8%. The increase in international sales was primarily attributable to increased sales in Canada and Asia/Pacific Rim, partially offset by decreased sales in Europe/Middle East and South America.

     Specialty grout and epoxy net sales at Raven increased $327,721 or 7.9% to $4,455,273 in fiscal 2002. In addition, Raven had ancillary equipment sales of $203,591 in fiscal 2002 compared to $876,506 in fiscal 2001. This decrease in equipment sales is attributable to acquiring fewer new Certified Applicators in fiscal 2002. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment. Raven is continuing to seek new Certified Applicators. The addition of Certified Applicators results in an increase of specialty grout and epoxy sales; however, it does not necessarily result in an increase in equipment sales.

     The Company's gross margin increased to $8,138,733, or 48.8% of net sales, in fiscal 2002 from $7,405,291, or 45.2% of net sales, in fiscal 2001. The increase in dollars and margin percentages were due to management's emphasis on increased profit margins on all products through aggressive cost controls and, to the sale of higher margin products.

     Research, development and engineering expenses were $1,031,423 and $1,132,521 for the fiscal years ended November 30,

2002 and 2001, respectively. This decrease of $101,098, or 8.9% was primarily attributable to decreased personnel costs at GCI.

     Selling, general and administrative expenses were $5,239,319 and $4,644,335 for the fiscal years ended November 30, 2002 and 2001, respectively. This increase of $594,984, or 12.8% was primarily attributable to increased personnel costs and legal costs associated with the patent litigation settled earlier in the year.

     Other income, net of other expenses for the fiscal year ended November
30, 2002, increased $27,985 to $65,830. This increase was primarily a result of a decrease in interest expense and an increase in finance charge income derived from the collection of trade receivables.

     The effective tax rate for the year ended November 30, 2002 and 2001 was 35.4% and 36.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     On April 29, 2002, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2003. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of November 30, 2002, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

     In September 2001, the Company announced a 250,000 share repurchase program, which term has been extended until November 30, 2003. As of January 31, 2003, the Company has repurchased 57,617 shares of its common stock for $201,906.

     As of November 30, 2002, the Company's working capital increased to $7,239,352 from $5,972,721 at November 30, 2001 and includes cash and cash equivalents of $1,816,238. The increase in working capital was primarily due to cash generated from operations.

     The Company does not have any other significant commitments or guarantees except for rental commitments, which are disclosed in Note 11 to the Consolidated Financial Statements.

     The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

     The Company has disclosed those accounting policies that it considers to be significant in determining the amounts to be utilized for communicating its consolidated financial position, results of operations and cash flows in the notes to its consolidated financial statements.

     The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations. The following accounting policies represent the most critical based on management's analysis due the impact on the Company's results of operations.

     Revenue Recognition. The Company recognizes revenue from sales upon shipment of goods at which time title and risks of ownership transfer to the buyer.

     Accounts receivable. The Company evaluates the allowance for doubtful accounts on a periodic basis and reviews any significant customers with delinquent balances to determine future collectability. The determination includes a review of legal issues (such as bankruptcy status), past payment history, current financial and credit reports, and the experience of the credit representative. Allowances are established in the period in which the account is deemed uncollectable or questionable collectability. The Company believes, based on past history and credit policies, that the net accounts receivable are of good quality.

     Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company's consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, and others could not adversely impact the Company's consolidated financial position, results of operations and cash flows in future periods.

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

     The adoption of SFAS 141 did not impact operations. Effective December
1, 2001, the Company adopted SFAS 142 and no longer amortized goodwill, which approximated $76,000 per year. Effective December 1, 2001 and September 1, 2002, the Company conducted its transitional and annual impairment test, respectively, as required by SFAS 142. These tests did not result in any impairment of goodwill.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The adoption of SFAS No. 144 on December 1, 2002 did not have a material impact on the Company's results of operations or financial position.

     In April 2002, the FASB issued Statement of Financial Accounting
Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). Upon the adoption of SFAS No. 145, all gains and losses on the extinguishment of debt for periods presented in the financial statements will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB No. 30). The adoption of SFAS No. 145 on December 1, 2002 did not have a material impact on the Company's results of operations or financial position.


     In June 2002, the FASB issued Statement of Financial Accounting
Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force
(EITF) Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The interim disclosure requirements are effective for the first quarter of the Company's fiscal year 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on the Company's results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

     This information appears in a separate section of this report following
Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 12, 2002 Cohesant Technologies, Inc. (the "Company") dismissed Arthur Andersen as its independent auditors. Simultaneously with the dismissal of Arthur Andersen, the Company engaged Ernst & Young to act as its independent auditors as successor to Arthur Andersen. During the two most recent fiscal years and subsequent interim period, the Company has not consulted with Ernst & Young regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures or a reportable event (as defined in Item 304 (a)(1)(v) of Regulation S-K).

     The Audit Committee of the Company's Board of Directors recommended the dismissal of Arthur Andersen and, simultaneously, the appointment of Ernst & Young as the Company's independent auditors. The Company's Board of Directors adopted the Audit Committee's recommendations.

                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the current Directors and Executive Officers of the Company. Each director holds office from election until the next annual meeting of stockholders or until their successors are duly elected and qualified.


                                                                       DIRECTOR
    NAME               PRINCIPAL OCCUPATION AND AGE                     SINCE
    ----               ----------------------------                     -----

Dwight D. Goodman      Chairman; age 69                                   1994

Morris H. Wheeler      President and Chief Executive Officer; age 42      1996

Richard A. Mordarski   President of Glas-Craft, Inc; age 59                N/A

J. Stewart Nance       President of Raven Lining Systems Inc.; age 47      N/A

Robert W. Pawlak       Chief Financial Officer and Secretary; age 34       N/A



Michael L. Boeckman   Chief Financial Officer and Administrative Partner of
                      Cohen & Co.; age 56                                         1994

Morton A. Cohen       Chairman and Chief Executive Officer of Clarion Corp.;
                      age 67                                                      1994

Richard L. Immerman   President of BleachTech LLC and Co-Owner of Functional
                      Products Inc.; age 52                                       1998


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

     MORRIS H. WHEELER has been a Director of the Company since 1996 and Chief Executive Officer and President since January 2002. In 1999, Mr. Wheeler founded Drummond Road LLC, an investment management company involved in the management of the venture capital portfolio of Clarion Capital Corporation ("Clarion"). Prior to founding Drummond Road, from April 1998 to June 1999, Mr. Wheeler was the founder and Chief Executive Officer of sputnik7.com (formerly BlueTape, LLC), an Internet media company, which won a Webby for Music Entertainment. Prior to April 1998, Mr. Wheeler served in various executive capacities with Clarion. He also served as President of Clarion Management Ltd., an investment management and consulting company from April 1996 to April 1998. Mr. Wheeler holds a degree in economics from the University of Massachusetts at Amherst and a J.D. from the Yale Law School and is the son-in-law of Morton A. Cohen, the Company's major beneficial shareholder.

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

     MORTON A. COHEN has been a Director of the Company since 1994. From July 1994 until December 2001, Mr. Cohen had been the Chairman of the Board. He served as the Company's Chief Executive Officer from 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation ("Clarion"), a private, small business investment company, for more than five years. He is also a director of Zemex Corporation, an industrial minerals company. Mr. Cohen is the father-in-law of Morris H. Wheeler.

     RICHARD L. IMMERMAN has been a Director of the Company since 1998. Mr. Immerman is President of BleachTech LLC, a startup company intending to manufacture sodium hypochlorite. Mr. Immerman is a co-owner of Functional Products Inc., a specialty chemical company, and a partner of Chemical Ventures (manufacturer of magnesium chloride) positions he has held for over five years.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2002, 2001, 2000 for each individual who served as Chief Executive Officer for any portion of fiscal 2002 and the other two most highly compensated executives of the Company. No other executive officer received compensation in excess of $100,000 during such year.

              SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                     COMPENSATION
                                 ANNUAL COMPENSATION                    AWARDS
                         ----------------------------------------       ------
                                                                       SECURITIES
         NAME AND         FISCAL                     OTHER ANNUAL      UNDERLYING   ALL OTHER
    PRINCIPAL POSITION     YEAR   SALARY     BONUS   COMPENSATION       OPTIONS   COMPENSATION
    ------------------     ----   ------     -----       (1)            (SHARES)       (2)
                                                         ---            --------       ---

Dwight D. Goodman          2002   $ 37,917   $     0     $ 0               0          $3,695
 Chief Executive           2001    125,000    36,000       0           7,500           5,254
 Officer through           2000    125,000    36,000       0               0           4,849
 December 2001

Morris H. Wheeler          2002    100,000    35,000       0               0           1,918
 President and Chief       2001          0         0       0          50,000               0
 Executive Officer         2000          0         0       0               0               0

Richard A. Mordarski       2002    112,098    34,500       0               0           4,502
 President -               2001    108,833    22,707       0          10,000           4,452
 Glas-Craft, Inc.          2000    103,650    32,000       0               0           4,139

J. Stewart Nance           2002    101,500    78,500       0               0           7,023
 President-Raven Lining    2001     93,450    96,500       0          13,000           5,243
 Systems, Inc.             2000     89,000    58,023       0               0           3,274


(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.
(2)   Corporate contributions to the Company's 401(k) Plan.

OPTION GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

     The Company made no grants of stock options during fiscal 2002.
f
AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

     The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the chief executive officers and the other executives of the Company named in the compensation table.


                                                                               Value of Unexercised
                                                 Number of Unexercised        In-The-Money Options at
                                              Options at November 30, 2002      November 30, 2002
                                              ----------------------------    -----------------------
                         SHARES
                       ACQUIRED ON   VALUE
      NAME               EXERCISE   REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----             -----------  --------  -----------   -------------   -----------   -------------

Dwight D. Goodman        22,500     $42,581      3,750       3,750           $     0       $ 0
Morris H. Wheeler         5,000      10,450     25,000      25,000                 0         0
Richard A. Mordarski     13,000      24,603      2,500       7,500                 0         0
J. Stewart Nance              0           0     13,250       9,750            15,375         0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth, as of January 20, 2003, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:

                                                           PERCENTAGE OF
       NAME AND ADDRESS          AMOUNT AND NATURE OF       OUTSTANDING
      OF BENEFICIAL OWNER        BENEFICIAL OWNERSHIP      SHARES OWNED
      -------------------        --------------------      ------------
Morton A. Cohen
1801 East 9th Street
Cleveland, Ohio 44114               1,377,405(1)(2)           53.7%

Clarion Capital Corporation
1801 East 9th Street
Cleveland, Ohio 44114               1,175,980                 45.9%

Michael L. Boeckman                    16,983(2)               *

Dwight D. Goodman                      74,405(2)               2.9%

Richard L. Immerman                    49,500(2)               1.9%

Morris H. Wheeler                      71,500(2)               2.8%

Richard A. Mordarski                   56,793(3)               2.2%

J. Stewart Nance                      103,894(4)(5)            4.0%

All directors and executive
officers as a group (8 persons)     1,784,373(4)(6)           67.9%

* Represents less than 1%

(1) Includes 1,175,980 shares owned of record by Clarion Capital Corporation ("Clarion"), an entity of which Mr. Cohen is a principal.

(2) Includes shares issuable upon exercise of options exercisable within 60 days of the date hereof as follows: Mr. Cohen 5,000 shares, Mr. Boeckman 5,000 shares, Mr. Immerman 12,500 shares, Mr. Goodman 3,750 shares,
      Mr. Wheeler 25,000 shares.
(3) Includes 2,500 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 5,293 shares owned in the Company sponsored 401k Plan as of January 20, 2003.
(4)   Includes 825 shares owned by children of Mr. Nance.
(5) Includes 13,250 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 36,546 shares owned in the Company sponsored 401k Plan as of January 20, 2003.
(6) Includes 69,000 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 45,214 shares owned in the Company sponsored 401k Plan as of January 20, 2003.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has an Employment Agreement with Morris H. Wheeler, its
Chief Executive Officer, which expires on December 31, 2003. Under the terms of the Agreement, Mr. Wheeler receives a salary of $143,000, adjusted annually for inflation. Additionally, the Company paid a fee of $50,000 in Fiscal 2002 to an entity controlled by Mr. Wheeler for the provision of office space for Mr. Wheeler and other management support.

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

     The Company has a Financial Advisory Agreement with Clarion pursuant to which Clarion provides management support. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects, as requested. Under the agreement, Clarion received $52,000 in fiscal 2002.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

            *3.1 Certificate of Incorporation of the Company, as corrected. **3.2 By-Laws of the Company, as amended.
          ***4.1 Credit and Security Agreement, dated May 15, 1998, by and between the Company and NBD Bank, N.A.
           ##4.2 Amendment to Credit and Security Agreement, dated April 29, 2002, by and between the
                  Company and Union Planters Bank, N.A., the successor to NBD Bank, N.A.
            10.1 The Company's 1994 Employee Stock Option Plan, as amended. ****10.2 Lease Agreement between Glas-Craft, Inc. and ProLogis North
                  Carolina Limited
                  Partnership.
       *****10.3  Amendment to Lease Agreement between Glas-Craft, Inc. and
                  ProLogis North Carolina
                  Limited Partnership.
           #10.4 Employment Agreement with Morris Wheeler, Chief Executive Officer.
            10.5 Amendment to Employment Agreement with Morris Wheeler, Chief Executive Officer.
              21  Subsidiaries of the Registrant.
              23  Consent of Independent Public Accountants

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

    # Incorporated herein by reference to the Exhibit to the Company's Annual
      Report on Form 10-KSB for the year ended November 30, 2001.

   ## Incorporated herein by reference to Exhibit 4.2 included in the Company's Quarterly report on Form 10-QSB for the quarter ended May 31, 2002.

   (b) Reports on Form 8-K. - There were no reports on Form 8-K filed by the Registrant with respect to the fourth quarter of its fiscal year ended November 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Annual Report on Form 10-KSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

     It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

Report of Independent Auditors                                          F-2
Report of Independent Public Accountants                                F-3
Consolidated Balance Sheets as of November 30, 2002 and
         2001                                                           F-4
Consolidated Statements of Operations for the Years Ended,
         November 30, 2002 and 2001                                     F-6
Consolidated Statements of Shareholders' Equity
         for the Years Ended November 30, 2002 and 2001                 F-7
Consolidated Statements of Cash Flows for the Years Ended
         November 30, 2002 and 2001                                     F-8
Notes to Consolidated Financial Statements                              F-9

                         Report of Independent Auditors

The Board of Directors
Cohesant Technologies Inc.

We have audited the accompanying consolidated balance sheet of Cohesant Technologies Inc. and subsidiaries as of November 30, 2002, and the related consolidated statement of operation, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cohesant Technologies Inc. as of November 30, 2001, were audited by other auditors who have ceased operations and whose report dated December 17, 2001 (except with respect to the matter discussed in Note 13 in the prior year financial statements, as to which the date is February 22, 2002), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesant Technologies Inc. and subsidiaries at November 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.



                                                        ERNST & YOUNG LLP

Indianapolis, Indiana
December 18, 2002

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

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2002 AND 2001

                                     ASSETS

                                                                                         2002                     2001
                                                                                   ------------------       ------------------
ASSETS:

  Cash and cash equivalents                                                             $  1,816,238                $1,119,311
  Accounts receivable, net of allowance for doubtful accounts of $350,000 and
       $256,779, respectively                                                              3,358,039                 3,143,152
  Inventory                                                                                3,246,811                 3,220,755
  Prepaid expenses and other                                                                 619,043                   238,683
  Deferred tax assets                                                                        265,000                   251,100
                                                                                         -----------                ----------
          Total current assets                                                             9,305,131                 7,973,001

  Property, plant and equipment, net                                                         508,252                   495,156
  Patents and other intangibles, net of accumulated amortization of  $115,363
          and  $105,652, respectively                                                        114,433                   119,177
  Goodwill                                                                                   840,254                   840,254
  Other noncurrent assets                                                                      1,815                     1,558
                                                                                         -----------                ----------
          Total assets                                                                   $10,769,885                $9,429,146
                                                                                         ===========                ==========




























                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2002 AND 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                         2002                     2001
                                                                                   ------------------       ------------------

LIABILITIES:

  Accounts payable                                                                       $ 1,071,902                $  832,392
  Accrued salaries, benefits and commissions                                                 524,509                   492,841
  Accrued taxes                                                                              242,725                   380,900
  Other current liabilities                                                                  226,643                   294,147
                                                                                         -----------                ----------
          Total current liabilities                                                        2,065,779                 2,000,280

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY:

  Common stock ($.001 par value; 10,000,000 shares authorized and
          2,614,465 and 2,529,982 shares issued, respectively)                                 2,615                     2,530
  Additional paid-in capital                                                               6,192,140                 5,971,480
  Retained earnings                                                                        2,703,441                 1,454,856
  Treasury stock at cost, (55,600  shares at 11/30/02)                                      (194,090)                        -
                                                                                         -----------                ----------
          Total shareholders' equity                                                       8,704,106                 7,428,866
                                                                                         -----------                ----------
          Total liabilities and
            shareholders' equity                                                         $10,769,885                $9,429,146
                                                                                         ===========                ==========














                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001


                                                                                2002                           2001
                                                                       ------------------------      -----------------------

NET SALES                                                                  $    16,675,375               $    16,391,583
COST OF SALES                                                                    8,536,642                     8,986,292
                                                                       ------------------------      -----------------------
          Gross profit                                                           8,138,733                     7,405,291

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES                                   1,031,423                     1,132,521
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     5,239,319                     4,644,335
                                                                       ------------------------      -----------------------
TOTAL OPERATING EXPENSES                                                         6,270,742                     5,776,856

                                                                       ------------------------      -----------------------
          Income from operations                                                 1,867,991                     1,628,435

OTHER INCOME (EXPENSE):

  Interest expense                                                                       -                       (17,844)
  Interest income                                                                    3,798                         2,331
  Other income, net                                                                 62,032                        53,358
                                                                       ------------------------      -----------------------

INCOME BEFORE TAXES                                                              1,933,821                     1,666,280

INCOME TAX PROVISION                                                              (685,236)                     (599,302)
                                                                       ------------------------      -----------------------

NET INCOME                                                                    $  1,248,585                  $  1,066,978
                                                                       ========================      =======================

EARNINGS PER SHARE BASIC                                                  $          0.49               $          0.44
                                                                       ========================      =======================

EARNINGS PER SHARE DILUTED                                                $          0.48               $          0.44
                                                                       ========================      =======================

AVERAGE SHARES OF COMMON STOCK OUTSTANDING

  BASIC                                                                          2,549,291                     2,404,368
                                                                       ========================      =======================
  DILUTED                                                                        2,613,554                     2,442,339
                                                                       ========================      =======================







                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001


                                                              Additional                                               Total
                                             Common            Paid-in           Retained          Treasury        Shareholders'
                                             Stock             Capital           Earnings           Stock             Equity
                                         ---------------    ---------------    --------------    -------------   ----------------

BALANCE, November 30, 2000                  $ 2,688           $6,451,008           $387,878       ($607,200)        $6,234,374

Exercise of stock options and related
tax benefits, 81,375 shares                      78              121,170                  -           6,266            127,514

Retirement treasury stock, 336,235
shares                                         (336)            (600,598)                 -         600,934                  -

Sale of restricted stock, 99,999 shares         100              255,897                  -               -            255,997

Issuance of notes for restricted stock            -             (255,997)                 -               -           (255,997)

Net income                                        -                   -           1,066,978               -          1,066,978
                                             ------           ----------          ---------       ---------         ----------
BALANCE, November 30, 2001                    2,530            5,971,480          1,454,856               -          7,428,866


Exercise of stock options and related
tax benefits, 86,500 shares                      87              204,474                  -               -            204,561

Purchase 57,617 shares of common
stock                                             -                    -                  -        (201,906)          (201,906)

Retirement treasury stock, 2,017 shares          (2)              (7,814)                 -           7,816                  -

Non-cash compensation                             -               24,000                  -               -             24,000

Net income                                        -                    -          1,248,585               -          1,248,585
                                             ------           ----------          ---------       ---------         ----------
BALANCE, November 30, 2001                   $2,615            6,192,140          2,703,441        (194,090)         8,704,106
                                             ======           ==========          =========       =========         ==========

















                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 2002 AND 2001


                                                                                  2002                        2001
                                                                         -----------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                                $  1,248,585                $  1,066,978
  Adjustments to reconcile net income
    to net cash provided by operating activities -
      Depreciation and amortization                                              229,821                     321,043
      Non-cash compensation                                                       24,000                           -
      Loss on asset disposal                                                           -                      17,222
      Deferred tax benefit                                                       (13,900)                    (77,800)
      Provision for doubtful accounts                                            115,441                      71,314
      Net change in assets and liabilities-
          Accounts receivable                                                   (330,328)                     (5,712)
          Inventories                                                            (90,924)                    399,955
          Prepaid expenses and other                                            (380,360)                   (105,076)
          Accounts payable                                                       239,510                     (67,496)
          Other current liabilities                                             (174,011)                   (401,821)
          Decrease (increase) in other noncurrent assets                            (256)                      4,588
                                                                         -----------------------     -----------------------
          Net cash provided by operating activities                              867,578                   1,223,195

CASH FLOWS USED IN INVESTING ACTIVITIES:

  Patent additions                                                                (5,534)                    (18,949)
  Property and equipment additions                                              (167,772)                    (94,502)
                                                                         -----------------------     -----------------------
          Net cash used in investing activities                                 (173,306)                   (113,451)
                                                                         -----------------------     -----------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

  Payments under revolving line of credit                                              -                    (179,000)
  Purchase of common stock                                                      (201,906)                          -
  Proceeds from exercise of stock options                                        204,561                     127,514
                                                                         -----------------------     -----------------------
          Net cash provided by (used in) financing activities                      2,655                     (51,486)
                                                                         -----------------------     -----------------------

NET INCREASE IN CASH                                                             696,927                   1,058,258
CASH AND CASH EQUIVALENTS, beginning of period                                 1,119,311                      61,053
                                                                         -----------------------     -----------------------
CASH AND CASH EQUIVALNETS, end of period                                    $  1,816,238                $  1,119,311
                                                                         =======================     =======================
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                                $          -                $     17,844
                                                                         =======================     =======================
    Income taxes                                                            $    771,000                $    897,000
                                                                         =======================     =======================







                The accompanying notes are an integral part of
                   these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2001 AND 2000

1.  NATURE OF BUSINESS

Cohesant Technologies Inc. and its subsidiaries (the "Company" or "Cohesant") are engaged in the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment and the design, development, manufacture and sale of specialty coating and grout products.

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

     b.  Revenue Recognition

The Company recognizes revenue from sales upon shipment of goods at which time title and risks of ownership transfer to the buyer.

    c. Basic and Diluted Earnings Per Share

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

     d.  Statements of Cash Flows

Certain noncash investing activities are described below:

During 2002 and 2001, the Company transferred $64,868 and $46,808 of inventory to property and equipment, respectively.

     e.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash. Cash equivalents are stated at cost, which approximates market value.

     f.  Inventory

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. Inventory at November 30, 2002 and 2001 was $3,246,811 and $3,220,755, respectively. These balances primarily consist of purchased parts and sub-assemblies, which can be sold as spare parts or further assembled into dispense equipment. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value.

     g.  Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

           Leasehold improvements                                    3-5 years
           Machinery and equipment                                  3-10 years
           Displays, demos and lab equipment                         3-5 years

Property, plant and equipment consist of the following:

                                                     2002              2001
                                                ------------      --------------
           Leasehold improvements                $  143,754        $  137,636
           Machinery and equipment                1,216,370         1,251,243
           Displays, demos and lab equipment        418,169           354,716
                                                ------------      --------------
                                                  1,778,293         1,743,595
           Less accumulated deprecation          (1,270,041)       (1,248,439)
                                                ------------      --------------
                                                  $ 508,252         $ 495,156
                                                ============      ==============



     h.  Intangible Assets

The goodwill is the initial purchase price in excess of the fair value of identifiable net assets of Raven and the contingent purchase price payments earned through the year ended November 30, 2000. Effective December 1, 2001 the Company elected to adopt SFAS 142, and ceased amortizing goodwill (See note 2.n).

Patents are being amortized using the straight-line method over their estimated useful lives (approximately 17 years). Other intangibles consist of the cost of certain trademarks. Amortization of trademark costs is amortized using the straight-line method over the estimated future period of benefit (approximately 14 years).

    i.  Research and Development

The costs associated with research and development programs for new products and significant improvements, which totaled $1,031,423 and $1,132,521 in 2002 and 2001, respectively, are expensed as incurred.

    j.  Income Taxes

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

    k.  Shipping and Handling Fees and Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $122,757 and $126,673 in fiscal 2002 and 2001, respectively. The Company recovers a portion of its shipping and handling costs from its customers and nets this recovery against the aforementioned expenses.

    l.  Impairment of Long-Lived Assets

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

   m.  Estimates and Reclassifications

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

  n.    New Accounting Standards

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

The adoption of SFAS 141 did not impact operations. Effective December 1, 2001, the Company adopted SFAS 142 and no longer amortized goodwill, which approximated $76,000 per year. Effective December 1, 2001 and September 1, 2002, the Company conducted its transitional and annual impairment test, respectively, as required by SFAS 142. These tests did not result in any impairment of goodwill.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and certain aspects of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 is effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The adoption of SFAS No. 144 on December 1, 2002 did not have a material impact on the Company's results of operations or financial position.

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

The adoption of SFAS No. 145 on December 1, 2002 did not have a material impact on the Company's results of operations or financial position.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No.146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No, 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 generally requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The interim disclosure requirements are effective for the first quarter of the Company's fiscal year 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on the Company's results of operations or financial position.

3. STOCK OPTION PLAN

The Company has a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options must be exercised within five years of the date of grant. However, certain options may be exercised immediately. The Company has reserved 416,000 shares of common stock for issuance upon exercise of stock options. There were 36,500 and 33,500 options available for grant at November 30, 2002 and 2001, respectively.

No options were granted in Fiscal 2002. However, in December 2002 the Company granted 100,000 options to its employees at an exercise price of $4.12 with a vesting period of four years and must be exercised within five years of grant. Further, the Company increased the reserve for stock options to 600,000 shares of common stock, 184,000 of which are subject to shareholder's approval at the 2003 Annual Shareholder Meeting.

Stock option activity under the Option Plan is as follows:


                                                                     NUMBER OF            WEIGHTED-AVERAGE
Options                                                                SHARES              EXERCISE PRICE
-------                                                                ------              --------------
November 30, 2000                                                     204,125                    $1.54
                  Exercised                                           (76,875)                   $1.25
                  Exercised                                            (4,500)                   $1.56
                  Granted                                             168,000                    $3.20
                  Canceled                                             (1,500)                   $1.56
                                                                     ----------

November 30, 2001                                                     289,250                    $2.58

                  Exercised                                           (84,000)                   $1.56
                  Exercised                                            (2,500)                   $2.83
                  Canceled                                               (250)                   $1.56
                  Canceled                                             (2,750)                   $3.20
                                                                     ----------

November 30, 2002                                                     199,750                    $3.00


Shares Exercisable at November 30, 2002                                97,875                    $2.80
Shares Exercisable at November 30, 2001                               109,000                    $1.81




                              At November 30, 2002

---------------------------------------------------------------------------------------------------------------
                           Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------- ------------------------------------
                          Number of         Remaining                          Number of
 Exercise                 Options          Contractual        Exercise          Options            Exercise
  Prices                 Outstanding          Life              Price         Exercisable            Price
---------------------------------------------------------------------------------------------------------------
      1.56                   22,000              .3                1.56           22,000              1.56
      2.83                   12,500             2.7                2.83            7,500              2.83
      3.20                  165,250             3.9                3.20           68,375              3.20
-------------------------------------------------------------------------- ------------------------------------
   $1.56-$3.20              199,750             3.4              $ 3.00           97,875             $2.80
===============================================================================================================



                              At November 30, 2001

---------------------------------------------------------------------------------------------------------------
                           Options Outstanding                                     Options Exercisable
-------------------------------------------------------------------------- ------------------------------------
                          Number of         Remaining                          Number of
 Exercise                 Options          Contractual        Exercise          Options            Exercise
  Prices                 Outstanding          Life              Price         Exercisable            Price
---------------------------------------------------------------------------------------------------------------
      1.56                 106,250             1.3                1.56           91,500              1.56
      2.83                  15,000             3.7                2.83            5,000              2.83
      3.20                 168,000             4.9                3.20           12,500              3.20
-------------------------------------------------------------------------- ------------------------------------
   $1.56-$3.20             289,250             3.5              $ 2.58          109,000             $1.81
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

The Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation", which considers stock options as compensation expense to the Company based on their fair value at the date of the grant. The fair value of options granted during 2001 was $1.99 per share. There were no option grants during fiscal year 2002. Had the compensation expense related to the Option Plan been determined based on the fair value at date of grant, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                 2002                          2001
                                                                 ----                          ----
                  Net Income:
                     As reported                             $ 1,248,585                   $ 1,066,978
                     Pro forma                               $ 1,160,555                   $ 1,023,604

                  Basic EPS:
                     As reported                                $ 0.49                        $ 0.44
                     Pro forma                                  $ 0.46                        $ 0.43

                  Diluted EPS

                     As reported                                $ 0.48                        $ 0.44
                     Pro forma                                  $ 0.44                        $ 0.42


The fair value of the option granted is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                         2001
                                                         ----

                  Risk-free interest rate                3.71%
                  Expected life (years)                     5
                  Expected volatility                   72.62%

Expected dividend yields were zero for fiscal 2001.

4.  SHAREHOLDERS' EQUITY

In the fourth quarter of fiscal 2002 the Company purchased 57,617 shares of its common stock at a cost of $201,906, of which 2,017 shares were retired at a cost of $7,816. On March 29, 2001 the Company retired 336,235 treasury shares with a cost of $600,934.

On November 5, 2001, the Company's Board of Directors approved the sale of 99,999 shares of unregistered restricted stock to certain officers. The Company provided the officers recourse notes (Notes) to purchase the unregistered restricted stock. The Notes have a term of 4 years and bear interest. The aggregate amount of these loans was approximately $255,897 at

November 30, 2001, and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of shareholders' equity. Non cash compensation expense will be recognized over the restriction period as the restrictions lapse in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." In fiscal 2002 the Company recognized $24,000 of non cash compensation expense.

5.  INVESTMENT IN RTM SYSTEMS

The Company owns a 67% interest in RTM Systems, Inc. ("RTM"), an Indiana corporation. The Company consolidates the financial results of RTM. As a result of the consolidation of RTM, a $7,942 and $9,440 minority interest is included in other current liabilities in the Consolidated Balance Sheets for fiscal 2002 and 2001, respectively.

6. REVOLVING LINE OF CREDIT

On April 29, 2002, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2003. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of November 30, 2002, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

7.  RETIREMENT PLANS

The Company has a defined contribution profit sharing and savings plan for all employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 2002 and 2001 were $106,552 and $99,040, respectively.

8.  INCOME TAXES

The provision for income taxes consists of the following at November 30:


                                                      2002              2001
                                                   ----------         --------
CURRENT

  Federal                                          $575,798           $557,189
  State                                             123,338            119,913
                                                   --------           --------
          Total current                             699,136            677,102

  Deferred                                          (13,900)           (77,800)
                                                   --------           --------
INCOME TAX PROVISION                               $685,236           $599,302
                                                   ========           ========


A reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows:


                                                      2002              2001
                                                   ----------         --------

Federal statutory rate                                34.0%              34.0%
State taxes, net of federal benefit                    4.1                4.2
Foreign sales corporation or equivalent               (1.8)              (3.1)
Other                                                 (0.9)               0.9
                                                    --------           --------
Effective tax rate                                    35.4%              36.0%
                                                    ========           ========


Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, are as follows:

                                                      2002              2001
                                                   ----------         --------
Deferred Tax Asset:
Financial reporting reserves not yet deductible    $253,000           $218,500
Depreciation and amortization                        12,000             32,600
Net operating loss carryforwards                    167,000            320,600
                                                   --------           --------
                                                    432,000            571,700
Less- valuation allowance                          (167,000)          (320,600)
                                                   --------           --------
NET DEFERRED TAX ASSET                             $265,000           $251,100
                                                   ========           ========


At November 30, 2002 and 2001, for Federal income tax purposes, the Company has net operating loss carryforwards (NOL's) totaling approximately $429,000 and $822,000, respectively. The NOL consists of separate return limitation year
(SRYL) NOL's whose annual utilization is limited to approximately $4,000. During the year ended November 30, 2002, approximately $389,000 of the NOL's expired. The remainder of the NOL's will expire during the year ended November 30, 2003. Accordingly, a valuation allowance has been established for these amounts.

9.  RELATED PARTY TRANSACTIONS

The majority shareholder and director of the Company is the owner of Clarion Management Ltd. ("Clarion"), which provides management assistance for the Company under a Financial Advisory Agreement. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects as requested. Clarion was paid $52,000, during the fiscal years ended November 30, 2002 and 2001.

The Company paid a fee of $50,000 in Fiscal 2002 to an entity controlled by its chief executive officer, Morris Wheeler, for the provision of office space for Mr. Wheeler and other management support.

10.  SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the fiscal years end November 30, 2002 and 2001 is as follows:


                                              GCI             Raven         Corporate      Consolidated
                                              ---             -----         ---------      ------------

Net Sales:
  2002                                    $12,016,511         $4,658,864           $  -       $16,675,375
  2001                                    $11,387,525         $5,004,058           $  -       $16,391,583

Depreciation and amortization:
  2002                                        191,207             38,578             36           229,821
  2001                                        213,435            107,569             39           321,043

Interest expense:
  2002                                              -                  -              -                 -
  2001                                              -                  -         17,844            17,844

Net income (loss):
  2002                                        963,731            774,237       (489,383)        1,248,585
  2001                                        747,727            676,315       (357,064)        1,066,978

Identifiable assets:
  2002                                      5,835,321          2,809,230      2,125,334        10,769,885
  2001                                      5,535,707          2,507,729      1,385,710         9,429,146

Capital expenditures:
  2002                                        108,780             58,992              -           167,772
  2001                                         66,307             28,195              -            94,502


For Fiscal 2002 and 2001 the Company's Raven division had a Certified Applicator, which accounted for approximately 25% and 19%, respectively, of Raven's total net sales and 36% and 40%, respectively, of Raven's total trade accounts receivable outstanding as of November 30, 2002 and 2001. On a combined basis, this customer's accounts receivable balances represented 14% of the Company's total trade accounts receivable in each of the fiscal years ended November 30, 2002 and 2001.

The following table presents percentage of total revenues by region.



Region                                 2002                   2001
-------                                -----                  ----
United States/Canada                    74%                    71%
Asia/Pacific Rim                        12                     12
Europe/Middle East                      10                     12
Other                                    4                      5
                                --------------------    ------------------
Total                                  100%                   100%


11.  COMMITMENTS

The Company leases its office, manufacturing and warehouse facilities, a portion of its office equipment and Company cars under noncancellable operating leases expiring at various dates through November 2006. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:


                          Fiscal Year                    Amount
                          -----------                    ------
                             2003                      $ 354,810
                             2004                        125,975
                             2005                         55,592
                             2006                          3,540
                          Thereafter                           0
                                                   -------------------
                                                       $ 539,917

                                                   ===================

Rent expense totaled $353,800 and $360,432 for the years ended November 30, 2002 and 2001, respectively.

12.  CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any costs arising from or out of the past, present or future environmental condition of the site. Subsequent to the donation of the St. Louis property, the Missouri Attorney General's office has raised questions regarding the status of the contributed land and advised the Company that additional clean-up efforts are necessary. Management has advised MLI of the Missouri Attorney General's concerns. MLI has advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts are necessary. Management intends to seek indemnification from MLI under the contribution agreement for any further clean-up and legal costs. Further, the Company had purchased a supplemental environmental insurance policy with respect to the site and has filed a claim with the carrier. Although the insurance carrier has issued a preliminary indication that the claim is outside the scope of coverage of the policy, as more facts become available, the Company may resubmit the claim or otherwise appeal this preliminary decision.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company's financial position or results of operations.

13.  UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA





                                                          Fiscal Quarter
                                    ------------------------------------------------------------      Fiscal
                                        First          Second         Third          Fourth            Year
                                        -----          ------         -----          ------            ----
2001:

  Net Sales                         $3,352,252     $4,437,412     $4,506,718      $4,095,201     $16,391,583
  Gross Profit                       1,509,935      1,881,368      2,131,501       1,882,487       7,405,291
  Net Income                           160,576        266,970        344,456         294,976       1,066,978
  Earnings Per Diluted Share              0.07           0.11           0.14            0.12            0.44


2002:

  Net Sales                         $3,535,769     $4,531,984     $4,289,209      $4,318,413     $16,675,375
  Gross Profit                       1,687,300      2,187,052      2,145,328       2,119,053       8,138,733
  Net Income                           200,205        309,713        395,704         342,963       1,248,585
  Earnings Per Diluted Share              0.08           0.12           0.15            0.13            0.48

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 14, 2003

                                          COHESANT TECHNOLOGIES INC.

                                          BY:  /s/ Morris H. Wheeler

                                          Morris H. Wheeler
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dwight D. Goodman                          Chairman of the Board of Directors                   February 14, 2003
---------------------
Dwight D. Goodman

/s/ Morris H. Wheeler                          President and Chief Executive Officer                February 14, 2003
---------------------                          (Principal Executive Officer) and Director
Morris H. Wheeler

/s/ Michael L. Boeckman                        Director                                             February 14, 2003
-----------------------
Michael L. Boeckman

/s/ Morton A. Cohen                            Director                                             February 14, 2003
-------------------
Morton A. Cohen

/s/ Richard L. Immerman                        Director                                             February 14, 2003
-----------------------
Richard L. Immerman

/s/ Robert W. Pawlak                           Chief Financial Officer (Principal                   February 14, 2003
--------------------                           Financial and Accounting Officer)
 Robert W. Pawlak


                Certification of the Principal Executive Officer

                           Pursuant to 18 U.S.C. 1350

                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Morris H. Wheeler, the President and Chief Executive Officer of Cohesant Technologies Inc. (the "Company"), certify that to the best of my knowledge, based upon a review of the Company's Annual Report on Form 10-KSB for the period ended November 30, 2002 (the "Report"):

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Morris H. Wheeler
    -----------------
Morris H. Wheeler

President and Chief Executive Officer

February 14, 2003

                Certification of the Principal Financial Officer

                           Pursuant to 18 U.S.C. 1350

                 (Section 906 of the Sarbanes-Oxley Act of 2002)

I, Robert W. Pawlak, Chief Financial Officer of Cohesant Technologies Inc.. (the "Company") certify that to the best of my knowledge, based upon a review of the Company's Annual Report on Form 10-KSB for the period ended November 30, 2002 of the Company (the "Report"):

                  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

                  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Robert W. Pawlak
    ----------------
Robert W. Pawlak
Cohesant Technologies Inc.
Chief Financial Officer

February 14, 2003

                Certification of the Principal Executive Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Morris H. Wheeler, the Chairman and Chief Executive Officer of Cohesant Technologies Inc. (the "Company"), certify that:

                         (1) I have reviewed this annual report on Form 10-KSB of the Company;

                         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


                         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;


                         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:


                                            (a) designed such disclosure
                                            controls and procedures to ensure
                                            that material information relating
                                            to the Company, including its
                                            consolidated subsidiaries, is made
                                            known to us by others within those
                                            entities, particularly during the
                                            period in which this annual report
                                            is being prepared;


                                            (b) evaluated the effectiveness of
                                            the Company's disclosure controls
                                            and procedures as of a date within
                                            90 days prior to the filing date of
                                            this annual report (the "Evaluation
                                            Date"); and


                                            (c) presented in this annual report
                                            our conclusions about the
                                            effectiveness of the disclosure
                                            controls and procedures based on our
                                            evaluation as of the Evaluation
                                            Date;

                           (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):


                                            (a) all significant deficiencies in
                                            the design or operation of internal
                                            controls which could adversely
                                            affect the Company's ability to
                                            record, process, summarize and
                                            report financial data and have
                                            identified for the Company's
                                            auditors any material weaknesses in
                                            internal controls; and


                                            (b) any fraud, whether or not
                                            material, that involves management
                                            or other employees who have a
                                            significant role in the Company's
                                            internal controls; and

                           (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Morris H. Wheeler
    -----------------
Morris H. Wheeler
Cohesant Technologies Inc.
President and Chief Executive Officer

February 14, 2003

                Certification of the Principal Financial Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Robert W. Pawlak, the Chief Financial Officer of Cohesant Technologies Inc.. (the "Company"), certify that:

                         (1) I have reviewed this annual report on Form 10-KSB of the Company;

                         (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


                         (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;


                         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:


                                            (a) designed such disclosure
                                            controls and procedures to ensure
                                            that material information relating
                                            to the Company, including its
                                            consolidated subsidiaries, is made
                                            known to us by others within those
                                            entities, particularly during the
                                            period in which this annual report
                                            is being prepared;


                                            (b) evaluated the effectiveness of
                                            the Company's disclosure controls
                                            and procedures as of a date within
                                            90 days prior to the filing date of
                                            this annual report (the "Evaluation
                                            Date"); and


                                            (c) presented in this annual report
                                            our conclusions about the
                                            effectiveness of the disclosure
                                            controls and procedures based on our
                                            evaluation as of the Evaluation
                                            Date;

                           (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):


                                            (a) all significant deficiencies in
                                            the design or operation of internal
                                            controls which could adversely
                                            affect the Company's ability to
                                            record, process, summarize and
                                            report financial data and have
                                            identified for the Company's
                                            auditors any material weaknesses in
                                            internal controls; and


                                            (b) any fraud, whether or not
                                            material, that involves management
                                            or other employees who have a
                                            significant role in the Company's
                                            internal controls; and

                           (6) The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Robert W. Pawlak
    ----------------
Robert W. Pawlak
Cohesant Technologies Inc.
 Chief Financial Officer

February 14, 2003