Form 10QSB
period 2003-02-28
COHESANT TECHNOLOGIES INC
filed 2003-03-31
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended      February 28, 2003
                                        ---------------------------------------

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from                  to
                                       -----------------    -------------------


         Commission File Number:  1-13484
                                  ---------------------------------------------


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

                                                              YES X   NO
                                                                 ---    -----

As of March 27, 2003, the Company has 2,580,865 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)

                                                              YES       NO X
                                                                  -----   ---

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

TABLE OF CONTENTS                                                                           PAGE
-----------------                                                                           ----
PART I

Item 1.     Financial Information

            Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of February 28, 2003 and November 30, 2002............... 1

            Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  February 28, 2003 and February 28, 2002................................... 2

            Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Three Months Ended
                  February 28, 2003 and February 28, 2002................................... 3

            Notes to Condensed Consolidated Financial Statements............................ 4

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................. 9

Item 3.     Controls and Procedures.........................................................12

PART II

Item 6.     Exhibits and Reports on Form 8-K................................................13

Signatures and Certifications

PART I

ITEM 1.   FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                               February 28, 2003           November 30, 2002
                                                                             ----------------------      ----------------------
ASSETS:
     Cash and cash equivalents                                                         $ 1,767,846                 $ 1,816,238
     Accounts receivable, net of allowance for doubtful
          accounts of $359,920 and $350,000, respectively.                               3,197,459                   3,358,039
     Inventory                                                                           3,736,398                   3,246,811
     Prepaid expenses and other                                                            334,174                     619,043
     Deferred tax assets                                                                   265,000                     265,000
                                                                                       -----------                 -----------
               Total Current Assets                                                      9,300,877                   9,305,131

     Property, plant and equipment, net                                                    562,745                     508,252
     Patents and other intangibles, net                                                    113,765                     114,433
     Goodwill                                                                              840,254                     840,254
     Other noncurrent assets                                                                 1,815                       1,815
                                                                                       -----------                 -----------
               Total Assets                                                            $10,819,456                 $10,769,885
                                                                                       ===========                 ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                                                    1,161,686                   1,071,902
     Accrued salaries, benefits and commissions                                            123,226                     524,509
     Accrued taxes                                                                         376,180                     242,725
     Other current liabilities                                                             192,650                     226,643
                                                                                       -----------                 -----------
               Total Current Liabilities                                                 1,853,742                   2,065,779

Commitments and Contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000 shares authorized
                 and 2,636,465 and 2,614,465 shares issued, respectively)                    2,636                       2,615
          Additional paid-in capital                                                     6,232,493                   6,192,140
          Retained earnings                                                              2,924,675                   2,703,441
          Treasury stock at cost, (55,600 shares)                                        (194,090)                   (194,090)
                                                                                       -----------                 -----------
                    Total Shareholders' Equity                                           8,965,714                   8,704,106
                                                                                       -----------                 -----------
                    Total Liabilities and Shareholders' Equity                         $10,819,456                 $10,769,885
                                                                                       ===========                 ===========




         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              For the Three Months Ended
                                           February 28, 2003   February 28, 2002
                                           -----------------   -----------------
       NET SALES                              $ 3,671,228         $ 3,535,769
       COST OF SALES                            1,921,661           1,848,469
                                              -----------         -----------
            Gross profit                        1,749,567           1,687,300

       RESEARCH, DEVELOPMENT AND
           ENGINEERING EXPENSES                   238,617             266,135
       SELLING, GENERAL AND
            ADMINISTRATIVE EXPENSES             1,171,099           1,130,812
                                              -----------         -----------
       TOTAL OPERATING EXPENSES                 1,409,716           1,396,947
                                              -----------         -----------
           Income from operations                 339,851             290,353

       OTHER INCOME:
            Interest income                         1,993               1,207
            Other income, net                      12,845              20,051
                                              -----------         -----------
       INCOME BEFORE TAXES                        354,689             311,611

       INCOME TAX PROVISION                      (133,455)           (111,406)
                                              -----------         -----------
       NET INCOME                                 221,234             200,205
                                              ===========         ===========
        BASIC AND DILUTED EARNINGS PER
        COMMON SHARE  (Note 3)                $      0.09         $      0.08
                                              ===========         ===========
       AVERAGE SHARES OF COMMON STOCK
         OUTSTANDING:
          BASIC                                 2,564,729           2,535,690
                                              ===========         ===========
          DILUTED
                                                2,588,477           2,610,117
                                              ===========         ===========



         The accompanying notes are an integral part of these Condensed
                       Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the Three Months Ended
                                                                    February 28, 2003    February 28, 2002
                                                                    -----------------    -----------------
       CASH FLOWS PROVIDED BY (USED IN)
           OPERATING ACTIVITIES:
         Net income                                                      $   221,234         $   200,205
         Adjustments to reconcile net income to net cash
           Provided by (used in) operations -
            Depreciation and amortization                                     54,705              55,445
            Non-cash compensation                                              6,000               6,000
            Loss on asset disposal                                             9,806
                                                                         -----------         -----------
            Provision for doubtful accounts                                    9,920               1,500
            Net change in current assets and
             current liabilities-
              Accounts and notes receivable                                  150,660             (84,291)
              Inventories                                                   (493,663)           (410,864)
              Prepaid expenses and other                                     284,869                (482)
              Accounts payable                                                89,784             231,600
              Other current liabilities                                     (301,821)            (99,635)
              Other noncurrent assets                                         (1,822)                862
                                                                         -----------         -----------
              Net cash provided by (used in) operating activities             29,672             (99,660)

       CASH FLOWS USED IN INVESTING ACTIVITIES:
          Property and equipment additions                                  (112,438)            (31,424)
                                                                         -----------         -----------
               Net cash used in investing activities                        (112,438)            (31,424)
                                                                         -----------         -----------
       CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from exercise of stock options                             34,374              33,205
                                                                         -----------         -----------
               Net cash provided by financing activities                      34,374              33,205
                                                                         -----------         -----------
       NET DECREASE IN CASH
         AND CASH EQUIVALENTS                                                (48,392)            (97,879)
       CASH AND CASH EQUIVALENTS AT
         BEGINNING OF PERIOD                                               1,816,238           1,119,311
                                                                         -----------         -----------
       CASH AND CASH EQUIVALENTS AT
         END OF PERIOD                                                   $ 1,767,846         $ 1,021,432
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

These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the November 30, 2002 Annual Report to Shareholders on Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, GCI and Raven. In the fiscal 2002 period the consolidated financial statements also include GCI's 67% owned subsidiary RTM Systems, which was liquidated in February 2003. Intercompany accounts and transactions have been eliminated.

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

In December 2002 the Company granted 100,000 options to its employees at an exercise price of $4.12 with a vesting period of four years and a term of five years. Further, the Company increased the reserve for stock options issuable under the stock option plan by 184,000 to 600,000 shares of common stock. This increase is subject to shareholders' approval at the 2003 Annual Shareholder Meeting.

NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

During the first quarter of fiscal 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after February 1, 1998. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding awards in each period.


                                                                3 MONTHS ENDED
                                                                  FEBRUARY 28
                                                         -----------------------------
                                                            2003              2002
                                                         -----------       -----------
       Net income, as reported                           $   221,234       $   200,205
       Add: Stock-based employee compensation
          expense included in reported net
          income, net of related tax effects                   6,000             6,000
       Deduct:  Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                         (21,096)          (21,235)
                                                         -----------       -----------
       Pro forma net income                              $   206,138       $   184,970
                                                         ===========       ===========
       Earnings per share:
           Basic--as reported                            $      0.09       $      0.08
                                                         ===========       ===========
           Basic--pro forma                              $      0.08       $      0.07
                                                         ===========       ===========
           Diluted--as reported                          $      0.09       $      0.08
                                                         ===========       ===========
           Diluted--pro forma                            $      0.08       $      0.07
                                                         ===========       ===========

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REVOLVING LINE OF CREDIT

On March 25, 2003, the Company renewed, through May 1, 2004, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of February 28, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the period ended February 28, 2003 and 2002 is as follows:


Three Months Ended
February 28, 2003                                GCI               Raven           Corporate           Consolidated
-----------------                                ---               -----           ---------           ------------
       Net Sales                             $ 2,584,644        $ 1,086,584        $      --           $ 3,671,228
       Depreciation and amortization:             42,946             11,750                  9              54,705
       Interest expense:                            --                 --                 --                  --
       Net Income:                               231,241            105,964           (115,971)            221,234
       Identifiable assets:                    6,074,754          2,601,914          2,142,788          10,819,456
       Capital expenditures:                      58,027             54,411               --               112,438

Three Months Ended
February 28, 2002                                GCI               Raven           Corporate           Consolidated
-----------------                                ---               -----           ---------           ------------
       Net Sales                             $ 2,728,613        $   807,156        $      --           $ 3,535,769
       Depreciation and amortization:             47,429              8,007                  9              55,445
       Interest expense:                            --                 --                 --                  --
       Net Income:                               206,923             95,028           (101,746)            200,205
       Identifiable assets:                    5,998,916          2,493,697          1,307,908           9,800,521
       Capital expenditures:                      26,067              5,357               --                31,424

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

For the first quarter of fiscal 2003 and 2002, the Company's Raven division had a Certified Applicator, which accounted for approximately 24% and 42%, respectively, of Raven's total net sales and 48% and 50%, respectively, of Raven's total trade accounts receivable outstanding as of February 28, 2003 and 2002. On a combined basis, this customer's accounts receivable balances represented 17% of the Company's total trade accounts receivable in each of the fiscal quarters ended February 28, 2003 and 2002.

The following table presents percentage of total revenues by region.

                                      Three Months Ended           Three Months Ended
Region                                February 28, 2003            February 28, 2002
-------                               -----------------            -----------------
United States                                74%                           73%
Asia/Pacific Rim                             13                            10
Europe/Middle East                            9                            13
Other                                         4                            4
                                  --------------------------    -------------------------
Total                                       100%                          100%

NOTE 7- CONTINGENCIES

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

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING GUIDANCE

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The interim disclosure requirements are effective for the first quarter of the Company's fiscal year 2003. The Company does not expect the adoption of SFAS No. 148 to have a material impact on the Company's results of operations or financial position. The Company adopted the disclosure provisions of SFAS 148 as of February 28, 2003.

                           COHESANT TECHNOLOGIES INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS

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

RESULTS OF OPERATIONS

First quarter ended February 28, 2003 as compared to the same period in the prior year.

Net sales for the three months ended February 28, 2003 were $3,671,228 compared to $3,535,769 for the same period of the prior year, an increase of $135,459 or 3.8%. Net income was $221,234, a $21,029 or 10.5% increase over last year.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Net sales of dispense equipment and spare parts at GCI decreased $143,969 or 5.3%. This decrease was primarily attributable to decreased sales of fiberglass dispense equipment and spare parts, which was partially offset by increased sales of coatings and polyurethane dispense equipment and spare parts. International dispense equipment and parts net sales decreased 15.4%, whereas domestic dispense equipment and parts net sales increased 3.6%. The decrease in international sales was primarily a result of decreased sales to Canada and Europe/Middle East, partially offset by increased sales to the Asian/Pacific Rim.

Specialty grout and epoxy net sales at Raven were $870,388 compared to $788,089 for the comparable year-ago period, an increase of $82,299 or 10.4%. In addition, Raven had ancillary equipment and part sales of $216,196 compared to $19,067 for the comparable period last year. This increase is a result of sales of application equipment to both new and existing Certified Applicators this year, whereas only parts were sold in the prior year. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $1,749,567 from $1,687,300 in the 2002 period. This increase was due to the increased sales volume. The gross margin percentage remained the same at 47.7%.

Operating expenses for the three months ended February 28, 2003 were $1,409,716 compared to $1,396,947 for the same period of the prior year, an increase of $12,769, or less than 1.0%. This increase was primarily due to increased sales and marketing expenses (principally higher personnel costs at both GCI and Raven), which was partially offset by a decrease in research, development and engineering expenses and administrative expenses. The decrease in research, development and engineering expenses are primarily due to lower personnel costs at GCI. The decrease in administrative expense was a result of lower legal fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At February 28, 2003 the Company has cash of $1,767,846, net working capital of $7,447,135 and $3,500,000 available under the revolving line of credit.

As of February 28, 2003 cash provided by operations was $29,672 compared to a $99,660 usage of cash in the comparable period last year. This increase was due to changes in working capital. Cash usage in investing activities increased from $31,424 for the quarter ended February 28, 2002 to $112,438 in the current quarter. This increase was due to increase spending on property and equipment.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


On March 25, 2003, the Company renewed, through May 1, 2004, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of February 28, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

The Company does not have any other significant commitments or guarantees, except for rental commitments.

The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future, including share repurchases, if any. In September 2002, the Board of Directors extended the Company's 250,000 share repurchase program through November 30, 2003. As of February 28, 2003 the Company repurchased 57,617 shares under the program.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural component dispensing systems and a reduction in growth of markets for the Company's epoxy coating systems.

                           COHESANT TECHNOLOGIES INC.

ITEM 3.     CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

                           COHESANT TECHNOLOGIES INC.

PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibit

            4.2 Amendment to Credit and Security Agreement, Dated March 25, 2003 by and between Cohesant Technologies Inc. and Union Planters Bank N.A.

            99.1 Certification 906

       (b)   Reports on Form 8-K - none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated:            March 27, 2003


                                  COHESANT TECHNOLOGIES INC.

                                  BY:      /s/ Morris H. Wheeler
                                           -----------------------------------
                                  Morris H. Wheeler
                                  President & Chief Executive Officer



                                  BY:      /s/ Robert W. Pawlak
                                           -----------------------------------
                                  Robert W. Pawlak
                                  Chief Financial Officer

                Certification of the Principal Executive Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)

                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Morris H. Wheeler, the Chairman and Chief Executive Officer of Cohesant Technologies Inc. (the "Company"), certify that:

            (1) I have reviewed this quarterly report on Form 10-QSB of the Company;

            (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

            (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

            (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

                        (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                        (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


                        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

                        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and


                        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

            (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Morris H. Wheeler
---------------------

Morris H. Wheeler
Cohesant Technologies Inc.
President and Chief Executive Officer

March 27, 2003

                Certification of the Principal Executive Officer

                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)

                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Robert W. Pawlak, the Chief Financial Officer of Cohesant Technologies Inc. (the "Company"), certify that:

            (1) I have reviewed this quarterly report on Form 10-QSB of the Company;

            (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

            (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

            (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

                        (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                        (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                        (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

                        (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

            (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Robert W. Pawlak
--------------------

Robert W. Pawlak
Cohesant Technologies Inc.
Chief Financial Officer

March 27, 2003