Form 10QSB
period 2003-05-31
COHESANT TECHNOLOGIES INC
filed 2003-06-20
CIK 928420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended May 31, 2003
                               ------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                       to
                               ---------------------    ------------------------


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

 Issuer's telephone number, including area code 317-875-5592
                                                ------------


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

As of June 19, 2003, the Company has 2,578,865 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)
                                                          YES     NO  X
                                                              ---    ---

--------------------------------------------------------------------------------


                           COHESANT TECHNOLOGIES INC.

                                      INDEX

TABLE OF CONTENTS                                                                              PAGE
-----------------                                                                              ----

PART I

Item 1.    Financial Information

           Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of May 31, 2003 and November 30, 2002....................... 1

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  May 31, 2003 and May 31, 2002................................................ 2

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Six Months Ended
                  May 31, 2003 and May 31, 2002................................................ 3

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Six Months Ended
                  May 31, 2003 and May 31, 2002................................................ 4

           Notes to Condensed Consolidated Financial Statements................................ 5

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................10

Item 3.    Controls and Procedures.............................................................14


PART II

Item 6.    Exhibits and Reports on Form 8-K....................................................14

Signatures and Certifications

PART I

ITEM 1.   FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                                  May 31, 2003      November 30, 2002
                                                                                  ------------      -----------------
ASSETS:

     Cash and cash equivalents                                                    $  2,459,262         $  1,816,238
     Accounts and note receivable, net of allowance for doubtful
          accounts of $378,400 and $350,000, respectively                            3,060,188            3,358,039
     Inventory                                                                       3,704,748            3,246,811
     Prepaid expenses and other                                                        216,295              619,043
     Deferred tax assets                                                               265,000              265,000
                                                                                  ------------         ------------
               Total Current Assets                                                  9,705,493            9,305,131

     Property, plant and equipment, net                                                555,279              508,252
     Patents and other intangibles, net                                                113,334              114,433
     Goodwill                                                                          840,254              840,254
     Other noncurrent assets                                                            18,826                1,815
                                                                                  ------------         ------------
               Total Assets                                                       $ 11,233,186         $ 10,769,885
                                                                                  ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                                             $    906,748            1,071,902
     Accrued salaries, benefits and commissions                                        340,353              524,509
     Accrued taxes                                                                     439,330              242,725
     Other current liabilities                                                         243,930              226,643
                                                                                  ------------         ------------
               Total Current Liabilities                                             1,930,361            2,065,779

Commitments and Contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000 shares authorized
                 and 2,636,465 and 2,614,465 shares issued, respectively)                2,636                2,615
          Additional paid-in capital                                                 6,238,493            6,192,140
          Retained earnings                                                          3,263,066            2,703,441
          Treasury stock at cost, (57,600 and 55,600 shares, respectively)            (201,370)            (194,090)
                                                                                  ------------         ------------
                    Total Shareholders' Equity                                       9,302,825            8,704,106
                                                                                  ------------         ------------

                    Total Liabilities and Shareholders' Equity                    $ 11,233,186         $ 10,769,885
                                                                                  ============         ============




              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                               For the Three Months Ended
                                           May 31, 2003        May 31, 2002
                                          --------------      -------------

NET SALES                                  $ 4,284,650         $ 4,531,984
COST OF SALES                                2,144,745           2,344,932
                                           -----------         -----------
     Gross profit                            2,139,905           2,187,052

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                       236,851             281,303
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                 1,411,061           1,441,233
                                           -----------         -----------
TOTAL OPERATING EXPENSES                     1,647,912           1,722,536

                                           -----------         -----------
    Income from operations                     491,993             464,516

OTHER INCOME:
     Interest income                            19,735                 292
     Other income, net                          10,813              13,146
                                           -----------         -----------

INCOME BEFORE TAXES                            522,541             477,954

INCOME TAX PROVISION                          (184,150)           (168,241)
                                           -----------         -----------

NET INCOME                                 $   338,391         $   309,713
                                           ===========         ===========

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                    $      0.13         $      0.12
                                           ===========         ===========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:

   BASIC                                     2,580,778           2,550,224
                                           ===========         ===========
   DILUTED

                                             2,595,050           2,618,658
                                           ===========         ===========




              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                     For the Six Months Ended
                                                 May 31, 2003        May 31, 2002
                                                --------------      --------------

NET SALES                                        $ 7,955,878         $ 8,067,753
COST OF SALES                                      4,066,406           4,193,401
                                                 -----------         -----------
     Gross profit                                  3,889,472           3,874,352

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                             475,468             547,438
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                       2,582,160           2,572,045
                                                 -----------         -----------
TOTAL OPERATING EXPENSES                           3,057,628           3,119,483

                                                 -----------         -----------
    Income from operations                           831,844             754,869

OTHER INCOME:
     Interest income                                  21,728               1,499
     Other income, net                                23,658              33,197
                                                 -----------         -----------

INCOME BEFORE TAXES                                  877,230             789,565

INCOME TAX PROVISION                                (317,605)           (279,647)
                                                 -----------         -----------

NET INCOME                                       $   559,625         $   509,918
                                                 ===========         ===========

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)                          $      0.22         $      0.20
                                                 ===========         ===========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                           2,572,842           2,543,037
                                                 ===========         ===========
   DILUTED                                         2,591,871           2,614,560
                                                 ===========         ===========



              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                             For the Six Months Ended
                                                         May 31, 2003        May 31, 2002
                                                        --------------      --------------

CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES:
  Net income                                             $   559,625         $   509,918
  Adjustments to reconcile net income to net cash
    provided by operations -
       Depreciation and amortization                         107,576             114,342
       Non-cash compensation                                  12,000              12,000
       Loss on asset disposal                                 10,174                  --
       Provision for doubtful accounts                        28,400              43,000
  Net change in assets and  liabilities-
       Accounts and note receivable                          269,451            (492,675)
       Inventory                                            (474,281)           (522,005)
       Prepaid expenses and other                            402,748              88,023
       Accounts payable                                     (165,154)            712,256
       Other current liabilities                              29,736            (258,560)
       Other noncurrent assets                               (20,912)               (286)
                                                         -----------         -----------
       Net cash provided by operating activities             759,363             206,013

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment additions                         (143,433)           (112,926)
                                                         -----------         -----------
        Net cash used in investing activities               (143,433)           (112,926)
                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                    34,374              34,765
   Purchase of Common Stock                                   (7,280)                 --
                                                         -----------         -----------
        Net cash provided by financing activities             27,094              34,765
                                                         -----------         -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                       643,024             127,852
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                      1,816,238           1,119,311
                                                         -----------         -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $ 2,459,262         $ 1,247,163
                                                         ===========         ===========

SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for income taxes        $   121,000         $   270,000
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

                                                          3 MONTHS ENDED                      6 MONTHS ENDED
                                                              MAY 31                             MAY 31
                                                  ----------------------------        -----------------------------
                                                      2003             2002              2003               2002
                                                      ----             ----              ----               ----

Net income, as reported                           $  338,391        $  309,713        $  559,625        $   509,918
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects
                                                       6,000             6,000            12,000             12,000
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                        (21,096)          (21,235)          (42,192)           (42,470)
                                                  ----------        ----------        ----------        -----------

Pro forma net income                              $  323,295        $  294,478        $  529,433        $   479,448
                                                  ==========        ==========        ==========        ===========

Earnings per share:
    Basic--as reported                            $     0.13        $     0.12        $     0.22        $      0.20
                                                  ==========        ==========        ==========        ===========
    Basic--pro forma                              $     0.13        $     0.12        $     0.21        $      0.19
                                                  ==========        ==========        ==========        ===========

    Diluted--as reported                          $     0.13        $     0.12        $     0.22        $      0.20
                                                  ==========        ==========        ==========        ===========
    Diluted--pro forma                            $     0.13        $     0.11        $     0.20        $      0.18
                                                  ==========        ==========        ==========        ===========

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 5 - REVOLVING LINE OF CREDIT

On March 25, 2003, the Company renewed, through May 1, 2004, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the period ended May 31, 2003 and 2002 is as follows:

Three Months Ended

May 31, 2003                               GCI              Raven            Corporate         Consolidated
------------                               ---             ------            ---------         ------------

Net Sales                             $ 2,995,171        $ 1,289,479        $      --           $ 4,284,650
Depreciation and amortization:             41,640             11,206                 25              52,871
Interest expense:                            --                 --                 --                  --
Net Income:                               277,884            185,209           (124,702)            338,391
Identifiable assets:                    5,949,588          2,462,065          2,821,533          11,233,186
Capital expenditures:                      29,815                992                188              30,995

Three Months Ended

May 31, 2002                               GCI              Raven            Corporate         Consolidated
------------                               ---             ------            ---------         ------------

Net Sales:                            $ 3,366,801        $ 1,165,183        $      --           $ 4,531,984
Depreciation and amortization:             48,482             10,406                  9              58,897
Interest expense:                            --                 --                 --                  --
Net Income:                               241,252            189,732           (121,271)            309,713
Identifiable assets:                    6,383,906          2,549,360          1,506,259          10,439,525
Capital expenditures:                      53,605             27,897               --                81,502

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Six Months Ended
May 31, 2003                               GCI              Raven            Corporate         Consolidated
------------                               ---             ------            ---------         ------------

Net Sales                             $ 5,579,815        $ 2,376,063        $      --           $ 7,955,878
Depreciation and amortization:             84,586             22,956                 34             107,576
Interest expense:                            --                 --                 --                  --
Net Income:                               509,125            291,173           (240,673)            559,625
Identifiable assets:                    5,949,588          2,462,065          2,821,533          11,233,186
Capital expenditures:                      87,842             55,403                188             143,433

Six Months Ended
May 31, 2002                               GCI              Raven            Corporate         Consolidated
------------                               ---             ------            ---------         ------------

Net Sales:                            $ 6,095,414        $ 1,972,339        $      --           $ 8,067,753
Depreciation and amortization:             18,413                 18            114,342
                                                                                                     95,911

Interest expense:                            --                 --                 --                  --
Net Income:                               448,175            284,760           (223,017)            509,918
Identifiable assets:                    6,383,906          2,549,360          1,506,259          10,439,525
Capital expenditures:                      79,672             33,254               --               112,926

For the second quarter of fiscal 2003 and 2002, the Company's Raven division had a Certified Applicator, which accounted for approximately 25%, of Raven's total sales in each period. For the six months end May 31, 2003 and 2002 this Certified Applicator accounted for approximately 24% and 32%, respectively, of Raven's total sales and 52% and 49%, respectively, of Raven's total trade accounts receivable outstanding. On a combined basis, this customer's accounts receivable balances represented 18% and 16%, respectively, of the Company's total trade accounts receivable at May 31, 2003 and 2002.

The following table presents percentage of total revenues by region.

                            Three Months Ended         Three Months Ended         Six Months Ended          Six Months Ended
Region                          May 31, 2003               May 31, 2002             May 31, 2003              May 31, 2002
-------                     ------------------         ------------------         ----------------           ---------------
United States/Canada                 75%                        69%                      75%                       71%
Asia/Pacific Rim                     13                         17                       13                        14
Europe/Middle East                    8                         10                        8                        12
Other                                 4                          4                        4                         3
                            ------------------         ------------------         ----------------           ---------------
Total                               100%                       100%                     100%                      100%

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 7- CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution agreement, MLI indemnified the Company and agreed to assume any costs arising from or out of the past, present or future environmental condition of the site. Subsequent to the donation of the St. Louis property, the Missouri Attorney General's office has raised questions, including as recently as May 2003, regarding the status of the contributed land and advised the Company, MLI and the current owner that additional clean-up efforts are necessary and has demanded these entities undertake clean-up and pay related costs. MLI has advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts are necessary. Management intends to seek indemnification from MLI under the contribution agreement for any further clean-up and legal costs. Further, the Company had purchased a supplemental environmental insurance policy with respect to the site and has filed a claim with the carrier. Although the insurance carrier has issued a preliminary indication that the claim is outside the scope of coverage of the policy, as more facts become available, the Company may resubmit the claim or otherwise appeal this preliminary decision.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING GUIDANCE

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The Company is currently evaluating the effects, if any, that this standard will have on its results of operations and financial position.

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

SECOND QUARTER ENDED MAY 31, 2003 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the three months ended May 31, 2003 were $4,284,650 compared to $4,531,984 for the same period of the prior year, a decrease of $247,334 or 5.5%. Net income was $338,391, a $28,678 or 9.3% increase over last year.

Net sales of dispense equipment and spare parts at GCI decreased $371,630 or 11.0%. This decrease was primarily attributable to decreased sales of coatings and polyurethane dispense equipment and spare parts, which was partially offset by increased sales of fiberglass dispense equipment. International and domestic dispense equipment and parts net sales decreased 16.0% and 6.6%, respectively. The decrease in international sales was primarily a result of decreased sales to Asian/Pacific Rim and Europe/Middle East, partially offset by increased sales to Canada.

Specialty grout and epoxy net sales at Raven were $1,145,897 compared to $1,148,621 for the comparable year-ago period, a decrease of $2,724 or less than 1%. In addition, Raven had ancillary equipment and part sales of $143,582 compared to $16,562 for the comparable period last year. This increase is primarily a result of sales of application equipment to a new Certified Applicator this year, whereas only parts were sold in the prior year. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin decreased to $2,139,905 from $2,187,052 in the 2002 period. This decrease was due to the decreased sales volume. The gross margin percentage increased to 49.9% from 48.3% in the 2002 period. This increase was primarily a result of increased profitability on dispense equipment and spare parts net sales.

Operating expenses for the three months ended May 31, 2003 were $1,647,912 compared to $1,722,536 for the same period of the prior year, a decrease of $74,624, or 4.3%. This decrease was primarily due to decreased research, development and engineering expenses (principally lower personnel costs at GCI) and decreased sales and marketing expenses. The decreased sales and marketing expenses were primarily due to lower personnel costs at GCI, which was partially offset by increased personnel costs at Raven.

Other income increased $17,110 over the 2002 period. This increase was primarily attributable to the recognition of interest earned on officer loans outstanding.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED MAY 31, 2003 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the six months ended May 31, 2003 were $7,955,878 compared to $8,067,753 for the same period of the prior year, a decrease of $111,875 or 1.4%. Net income was $559,625, a $49,707 or 9.7% increase over last year.

Net sales of dispense equipment and spare parts at GCI decreased $515,599 or 8.5%. This decrease was primarily attributable to decreased sales of coatings dispense equipment and fiberglass dispense equipment and spare parts, which was partially offset by increased sales of polyurethane dispense equipment and spare parts. International and domestic dispense equipment and parts net sales decreased 15.7% and 2.0%, respectively. The decrease in international sales was primarily a result of decreased sales to Europe/Middle East, Canada and the Asian/Pacific Rim.

Specialty grout and epoxy net sales at Raven were $2,016,285 compared to $1,936,710 for the comparable year-ago period, an increase of $79,575 or 4.1%. In addition, Raven had ancillary equipment and part sales of $359,778 compared to $35,629 for the comparable period last year. This increase is a result of sales of application equipment to both new and existing Certified Applicators, whereas only parts were sold in the prior year. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $3,889,472, or 48.9% of net sales from $3,874,352, or 48.0% of net sales in the 2002 period. The gross margin dollar and percentage increase was primarily attributable to increased profitability on dispense equipment and spare parts net sales.

Operating expenses for the six months ended May 31, 2003 were $3,057,628 compared to $3,119,483 for the same period of the prior year, a decrease of $61,855, or 2.0%. This decrease was primarily due to decreased research, development and engineering expenses (principally lower personnel costs at GCI) and decreased administrative expenses, which were partially offset by increased sales and marketing costs. The decrease in administrative expenses was a result of lower legal fees. The increase in sales and marketing expenses were a result of increased personnel costs at Raven, which was partially offset by lower personnel costs at GCI.

Other income increased $10,690 over the 2002 period. This increase was primarily attributable to the recognition of interest earned on officer loans outstanding.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At May 31, 2003 the Company has cash of $2,459,262, net working capital of $7,775,132 and $3,500,000 available under the revolving line of credit.

As of May 31, 2003 cash provided by operations was $759,363 compared to $206,013 in the comparable period last year. This increase was due to changes in working capital. Cash usage in investing activities increased from $112,926 for the six months ended May 31, 2002 to $143,433 in the current period. This increase was due to increase spending on property and equipment.

On March 25, 2003, the Company renewed, through May 1, 2004, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

The Company does not have any other significant commitments or guarantees, except for rental commitments.

The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future, including share repurchases, if any. In September 2002, the Board of Directors extended the Company's 250,000 share repurchase program through November 30, 2003. As of May 31, 2003 the Company had repurchased 59,617 shares under the program.

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

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit

         99.1 Certification 906

   (b)   Reports on Form 8-K

         No form 8-K was filed in the quarter ended May 31, 2003, however, an 8-K was filed in June to report second quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated:            June 19, 2003


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

June 19, 2003

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

June 19, 2003