Form 10KSB/A
period 2002-11-30
COHESANT TECHNOLOGIES INC
filed 2003-06-26
CIK 928420

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

         State issuer's revenues for its most recent fiscal year.  $16,675,375

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 20, 2003. $3,400,000


         As of June 25, 2003, the issuer had 2,578,865 shares of Common Stock, $.001 par value, outstanding.


                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES OR REPORTS ON
          FORM 8-K

(a)      Exhibits

         99.1 Form 11-K Annual Report for the Company's 401(K) Profit Sharing Plan.

         99.2  Certification 906

(b)      Reports on Form 8-K.       NONE


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:            June 25, 2003


                                         COHESANT TECHNOLOGIES INC.

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

               Certification of the Principal Executive Officer

                    Pursuant to 15 U.S.C. 78m(a) or 78o(d)

               (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Morris H. Wheeler, the President and Chief Executive Officer of Cohesant Technologies Inc. (the "Company"), certify that:

                           (1) I have reviewed this annual report on Form 10-KSB/A of the Company;

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

/s/ Morris H. Wheeler
-------------------------------
Morris H. Wheeler
Cohesant Technologies Inc.
President and Chief Executive Officer

June 25, 2003

                  Certification of the Principal Executive Officer

                           Pursuant to 15 U.S.C. 78m(a) or 78o(d)

                  (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Robert W. Pawlak, the Chief Financial Officer of Cohesant Technologies Inc. (the "Company"), certify that:

                           (1) I have reviewed this annual report on Form 10-KSB/A of the Company;

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

/s/ Robert W. Pawlak
-----------------------
Robert W. Pawlak
Cohesant Technologies Inc.
Chief Financial Officer

June 25, 2003