Form 10QSB
period 2003-08-31
COHESANT TECHNOLOGIES INC
filed 2003-09-18
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended August 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to
                              ______________________  __________________________

Commission File Number: 1-13484

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

                                               YES [X] NO [ ]

As of September 15, 2003, the Company has 2,578,865 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)

                                               YES [ ] NO [X]

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I

Item 1.    Financial Information

           Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of August 31, 2003 and November 30, 2002.....    1

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  August 31, 2003 and August 31, 2002...........................    2

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Nine Months Ended
                  August 31, 2003 and August 31, 2002...........................    3

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Nine Months Ended
                  August 31, 2003 and August 31, 2002...........................    4

           Notes to Condensed Consolidated Financial Statements.................    5

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................   10

Item 3.    Controls and Procedures..............................................   14

PART II

Item 4.    Submission of Matters to a Vote of Security Holders..................   14

Item 6.    Exhibits and Reports on Form 8-K.....................................   15

Signatures

PART I

ITEM 1.   FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             August 31, 2003       November 30, 2002
                                                                             ---------------       -----------------
ASSETS:
     Cash and cash equivalents                                                 $  2,768,586          $  1,816,238
     Accounts and note receivable, net of allowance for doubtful
          accounts of $378,400 and $350,000, respectively                         3,498,372             3,358,039
     Inventory                                                                    3,350,456             3,246,811
     Prepaid expenses and other                                                     355,150               619,043
     Deferred tax assets                                                            265,000               265,000
                                                                               ------------          ------------
               Total Current Assets                                              10,237,564             9,305,131

     Property, plant and equipment, net                                             586,971               508,252
     Patents and other intangibles, net                                             113,010               114,433
     Goodwill                                                                       840,254               840,254
     Other noncurrent assets                                                         21,672                 1,815
                                                                               ------------          ------------
               Total Assets                                                    $ 11,799,471          $ 10,769,885
                                                                               ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                                          $    968,283          $  1,071,902
     Accrued salaries, benefits and commissions                                     400,331               524,509
     Accrued taxes                                                                  465,244               242,725
     Other current liabilities                                                      217,441               226,643
                                                                               ------------          ------------
               Total Current Liabilities                                          2,051,299             2,065,779

Commitments and Contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000 shares authorized
                 and 2,636,465 and 2,614,465 shares issued, respectively)             2,636                 2,615
          Additional paid-in capital                                              6,244,493             6,192,140
          Retained earnings                                                       3,702,413             2,703,441
          Treasury stock at cost, (57,600 and 55,600 shares, respectively)         (201,370)             (194,090)
                                                                               ------------          ------------
                   Total Shareholders' Equity                                     9,748,172             8,704,106
                                                                               ------------          ------------

                   Total Liabilities and Shareholders' Equity                  $ 11,799,471          $ 10,769,885
                                                                               ============          ============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           For the Three Months Ended
                                      August 31, 2003     August 31, 2002
                                      ---------------     ---------------
NET SALES                              $ 4,570,128          $ 4,289,209
COST OF SALES                            2,252,914            2,143,881
                                       -----------          -----------
     Gross profit                        2,317,214            2,145,328

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                   239,133              261,295
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES .           1,411,642            1,276,578
                                       -----------          -----------
TOTAL OPERATING EXPENSES                 1,650,775            1,537,873

                                       -----------          -----------
    Income from operations                 666,439              607,455

OTHER INCOME:
     Interest income                        18,947                2,102
     Other income, net                       2,875                3,832
                                       -----------          -----------

INCOME BEFORE TAXES                        688,261              613,389

INCOME TAX PROVISION                      (248,914)            (217,685)
                                       -----------          -----------

NET INCOME                             $   439,347          $   395,704
                                       ===========          ===========

EARNINGS PER COMMON SHARE
  BASIC                                $      0.17          $      0.16
                                       ===========          ===========
  DILUTED                              $      0.17          $      0.15
                                       ===========          ===========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                 2,578,865            2,551,433
                                       ===========          ===========
   DILUTED                               2,599,907            2,619,575
                                       ===========          ===========

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Nine Months Ended
                                              August 31, 2003     August 31, 2002
                                              ---------------     ---------------
NET SALES                                      $ 12,526,006        $ 12,356,962
COST OF SALES                                     6,319,320           6,337,282
                                               ------------        ------------
     Gross profit                                 6,206,686           6,019,680

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                            714,601             808,733
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       3,993,802           3,848,623
                                               ------------        ------------
TOTAL OPERATING EXPENSES                          4,708,403           4,657,356

                                               ------------        ------------
    Income from operations                        1,498,283           1,362,324

OTHER INCOME:
    Interest income                                  58,789              26,237
    Other income, net                                 8,419              14,393
                                               ------------        ------------

INCOME BEFORE TAXES                               1,565,491           1,402,954

INCOME TAX PROVISION                               (566,519)           (497,332)
                                               ------------        ------------

NET INCOME                                     $    998,972        $    905,622
                                               ============        ============

EARNINGS PER COMMON SHARE
  BASIC                                        $       0.39        $       0.36
                                               ============        ============
  DILUTED                                      $       0.39        $       0.35
                                               ============        ============

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
  BASIC                                           2,574,864           2,545,856
                                               ============        ============
  DILUTED                                         2,594,638           2,616,163
                                               ============        ============

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 For the Nine Months Ended
                                                             August 31, 2003    August 31, 2002
                                                             ---------------    ---------------
CASH FLOWS PROVIDED BY (USED IN)
    OPERATING ACTIVITIES:
  Net income                                                   $   998,972        $   905,622
  Adjustments to reconcile net income to net cash
    provided by operations -
       Depreciation and amortization                               163,794            171,705
       Non-cash compensation                                        18,000             18,000
       Loss on asset disposal                                       10,174                  -
       Provision for doubtful accounts                              28,400             64,500
  Net change in assets and  liabilities-
       Accounts and note receivable                               (168,733)          (820,028)
       Inventory                                                  (131,086)          (414,055)
       Prepaid expenses and other                                  263,893             15,657
       Accounts payable                                           (103,619)           226,420
       Other current liabilities                                    89,139           (209,433)
       Other noncurrent assets                                     (26,500)            (1,919)
                                                               -----------        -----------
       Net cash provided by (used in) operating activities       1,142,434            (43,531)

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment additions                               (217,180)          (137,167)
                                                               -----------        -----------
       Net cash used in investing activities                      (217,180)          (137,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                           34,374             37,105
  Purchase of Common Stock                                          (7,280)                 -
                                                               -----------        -----------
       Net cash provided by financing activities                    27,094             37,105
                                                               -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               952,348           (143,593)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,816,238          1,119,311
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 2,768,586        $   975,718
                                                               ===========        ===========

SUPPLEMENTAL DISCLOSURES:
       Cash paid during the period for income taxes            $   344,000        $   500,000
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

NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Had the company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows:

                                                   3 MONTHS ENDED             9 MONTHS ENDED
                                                      AUGUST 31                  AUGUST 31
                                             -------------------------   -------------------------
                                                2003          2002          2003          2002
                                                ----          ----          ----          ----
Net income, as reported                      $   439,347   $   395,704   $   998,972   $   905,622
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects              6,000         6,000        18,000        18,000
Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                    (27,096)      (27,235)      (81,288       (81,705)
                                             -----------   -----------   -----------   -----------

Pro forma net income                         $   418,251   $   374,469   $   935,684   $   841,917
                                             ===========   ===========   ===========   ===========

Earnings per share:
    Basic--as reported                       $      0.17   $      0.16   $      0.39   $      0.36
                                             ===========   ===========   ===========   ===========
    Basic--pro forma                         $      0.16   $      0.15   $      0.36   $      0.33
                                             ===========   ===========   ===========   ===========

    Diluted--as reported                     $      0.17   $      0.15   $      0.39   $      0.35
                                             ===========   ===========   ===========   ===========
    Diluted--pro forma                       $      0.16   $      0.14   $      0.36   $      0.32
                                             ===========   ===========   ===========   ===========

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REVOLVING LINE OF CREDIT

On March 25, 2003, the Company renewed, through May 1, 2004, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the periods ended August 31, 2003 and 2002 is as follows:

Three Months Ended
August 31, 2003                      GCI          Raven       Corporate     Consolidated
---------------                      ---          -----       ---------     ------------
Net Sales:                       $ 3,045,015   $ 1,525,113    $        -    $ 4,570,128
Depreciation and amortization:        43,543        11,173         1,502         56,218
Net Income:                          337,469       245,911      (144,033)       439,347
Identifiable assets:               5,842,379     2,791,021     3,166,071     11,799,471
Capital expenditures:                 37,590        36,157             -         73,747

Three Months Ended
August 31, 2002                      GCI          Raven       Corporate     Consolidated
---------------                      ---          -----       ---------     ------------
Net Sales:                       $ 2,824,283   $ 1,464,926    $        -    $ 4,289,209
Depreciation and amortization:        47,219        10,135             9         57,363
Net Income:                          258,504       267,748      (130,548)       395,704
Identifiable assets:               6,398,457     2,775,627     1,232,776     10,406,860
Capital expenditures:                 13,014        11,227             -         24,241

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Nine Months Ended
August 31, 2003                      GCI          Raven       Corporate     Consolidated
---------------                      ---          -----       ---------     ------------
Net Sales:                       $ 8,624,830   $ 3,901,176    $        -    $12,526,006
Depreciation and amortization:       128,129        34,129         1,536        163,794
Net Income:                          846,594       537,084      (384,706)       998,972
Identifiable assets:               5,842,379     2,791,021     3,166,071     11,799,471
Capital expenditures:                125,432        91,560           188        217,180

Nine Months Ended
August 31, 2002                      GCI          Raven       Corporate     Consolidated
---------------                      ---          -----       ---------     ------------
Net Sales:                       $ 8,919,697   $ 3,437,265    $        -    $12,356,962
Depreciation and amortization:       143,130        28,548            27        171,705
Net Income:                          706,679       552,508      (353,565)       905,622
Identifiable assets:               6,398,457     2,775,627     1,232,776     10,406,860
Capital expenditures:                 92,686        44,481             -        137,167

For the third quarter of fiscal 2003 and 2002, the Company's Raven division had a Certified Applicator, which accounted for approximately 18% and 22%, of Raven's total sales in each period, respectively. For the nine months ended August 31, 2003 and 2002 this Certified Applicator accounted for approximately 22% and 28%, respectively, of Raven's total sales and 34% and 47%, respectively, of Raven's total trade accounts and note receivable outstanding. On a combined basis, this customer's accounts and note receivable balances represented 13% and 17%, respectively, of the Company's total trade accounts and note receivable at August 31, 2003 and 2002.

The following table presents percentage of total revenues by region.

                            Three Months Ended         Three Months Ended          Nine Months Ended          Nine Months Ended
Region                        August 31, 2003            August 31, 2002            August 31, 2003            August 31, 2002
-------                       ---------------            ---------------            ---------------            ---------------
United States/Canada                 74%                       82%                        74%                       75%
Asia/Pacific Rim                     14                         8                         14                        12
Europe/Middle East                   10                         7                          9                        10
Other                                 2                         3                          3                         3
                                    ---                       ---                        ---                       ---
Total                               100%                      100%                       100%                      100%

NOTE 7- CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 8 - IMPACT OF RECENTLY ISSUED ACCOUNTING GUIDANCE

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 does not have an impact on the Company's financial statements.

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

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2003 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the three months ended August 31, 2003 were $4,570,128 compared to $4,289,209 for the same period of the prior year, an increase of $280,919 or 6.5%. Net income was $439,347, a $43,643 or 11.0% increase over last year.

Net sales of dispense equipment and spare parts at GCI increased $220,732 or 7.8%. This increase was primarily attributable to increased sales of coatings and polyurethane dispense equipment, and to a lesser extent increased sales of fiberglass dispense equipment and spare parts. International dispense equipment and parts net sales increased 31.4%, while domestic sales decreased 6.6%. The increase in international sales was primarily a result of increased sales to Asian/Pacific Rim and Europe/Middle East, partially offset by decreased sales to Canada.

Specialty grout and epoxy net sales at Raven were $1,371,387 compared to $1,341,412 for the comparable year-ago period, an increase of $29,975 or 2.2%. In addition, Raven had ancillary equipment and part sales of $153,726 compared to $123,514 for the comparable period last year.

The Company's gross margin increased to $2,317,214 from $2,145,328 in the 2002 period. This increase was primarily due to the increased sales volume, together with an increase in gross margin percentage to 50.7% from 50.0% in the 2002 period. This percentage increase was primarily a result of increased profitability on dispense equipment and spare parts net sales.

Operating expenses for the three months ended August 31, 2003 were $1,650,775 compared to $1,537,873 for the same period of the prior year, an increase of $112,902, or 7.3%. This increase was primarily due to increased administrative expenses and to a lesser extent increased sales and marketing costs, partially offset by decreased research, development and engineering expenses at GCI. The increased sales and marketing expenses were primarily due to higher personnel costs at both GCI and Raven.

Other income increased $15,888 over the 2002 period. This increase was primarily attributable to interest earned from outstanding trade and note receivables.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED AUGUST 31, 2003 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the nine months ended August 31, 2003 were $12,526,006 compared to $12,356,962 for the same period of the prior year, an increase of $169,044 or 1.4%. Net income was $998,972, a $93,350 or 10.3% increase over last year.

Net sales of dispense equipment and spare parts at GCI decreased $294,867 or 3.3%. This decrease was primarily attributable to decreased sales of coatings dispense equipment and fiberglass dispense equipment and spare parts, partially offset by increased sales of polyurethane dispense equipment. Domestic and international net sales decreased 3.6% and 2.9%, respectively. The decrease in international sales was primarily a result of decreased sales to Canada and to a lesser extent Europe/Middle East, and was partially offset by increased sales to the Asian/Pacific Rim.

Specialty grout and epoxy net sales at Raven were $3,387,672 compared to $3,278,122 for the comparable year-ago period, an increase of $109,550 or 3.3%. In addition, Raven had ancillary equipment and part sales of $513,504 compared to $159,143 for the comparable period last year. This increase is primarily a result of sales of application equipment to both new and existing Certified Applicators, whereas only parts were sold in the prior year. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $6,206,686, or 49.6% of net sales from $6,019,680, or 48.7% of net sales in the 2002 period. The gross margin dollar increase was primarily attributable to increased sales volume and improved gross margin percentages. The gross margin percentage increase was primarily attributable to increased profitability on dispense equipment and spare parts net sales.

Operating expenses for the nine months ended August 31, 2003 were $4,708,403 compared to $4,657,356 for the same period of the prior year, an increase of $51,047, or 1.1%. This increase was primarily due to increased sales and marketing costs and increased administrative expenses, which was partially offset by decreased research, development and engineering expenses at GCI. The increase in sales and marketing expenses were primarily a result of increased personnel costs at Raven, partially offset by various lower costs at GCI.

Other income increased $26,578 over the 2002 period. This increase was primarily attributable to the recognition of interest earned on officers' loans outstanding.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At August 31, 2003 the Company has cash of $2,768,586, net working capital of $8,186,265 and $3,500,000 available under the revolving line of credit.

As of August 31, 2003 cash provided by operations was $1,142,434 compared to a usage of $43,531 in the comparable period last year. This increase was due to favorable changes in working capital including a reduction in aged receivables and lower inventories. Cash usage in investing activities increased from $137,167 for the nine months ended August 31, 2002 to $217,180 in the current period. This increase was due to increased spending on property and equipment.

On March 25, 2003, the Company renewed, through May 1, 2004, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

The Company does not have any other significant commitments or guarantees, except for rental commitments.

The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs for the foreseeable future, including share repurchases, if any. In September 2002, the Board of Directors extended the Company's 250,000 share repurchase program through November 30, 2003. As of August 31, 2003 the Company had repurchased 59,617 shares under the program.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The Company's annual meeting of stockholders was held on June 12, 2003.

         b)   At the annual meeting, the Company's stockholders elected Morton
              A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2004.

         c) At the annual meeting, the Company's stockholders ratified the amendment to the Company's 1994 Stock Option Plan increasing the number of shares by 184,000 and extending the life of the Plan to November 30, 2009. The holders of 1,864,303 shares of Common Stock voted to ratify the amendment, the holders of 50,207 shares voted against the amendment, and the holders of 500 shares abstained.

              At the annual meeting, the Company's stockholders ratified the appointment of Ernst & Young LLP as auditors of the Company for fiscal 2003. The holders of 2,412,511 shares of Common Stock voted to ratify the appointment and the holders of 14,100 shares voted against the ratification.

                           COHESANT TECHNOLOGIES INC.

         The following tabulation represents voting for the Directors:

                                      Withheld
                           For       Authority
                        ---------    ---------
Michael L.  Boeckman    2,404,111      22,500
Morton A. Cohen         2,404,111      22,500
Dwight D. Goodman       2,404,111      22,500
Richard L. Immerman     2,404,311      22,300
Morris H. Wheeler       2,403,961      22,650

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit

        10.6 Amendment to Lease Agreement between Glas-Craft, Inc. and Prologis North Carolina Limited Partnership

        31.1    302 Certification of Chief Executive Officer

        31.2    302 Certification of Chief Financial Officer

        32 906 Certification of Chief Executive Officer and Chief Financial Officer

   (b)  Reports on Form 8-K

        An 8-K was filed on June 16, 2003 to report second quarter earnings (Items 9 and 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated: September 17, 2003

                                            COHESANT TECHNOLOGIES INC.

                                            BY: /s/ Morris H. Wheeler
                                                -------------------------------
                                            Morris H. Wheeler
                                            President & Chief Executive Officer

                                            BY: /s/ Robert W. Pawlak
                                                -------------------------------
                                            Robert W. Pawlak
                                            Chief Financial Officer