Form 10KSB
period 2003-11-30
COHESANT TECHNOLOGIES INC
filed 2004-01-30
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended November 30, 2003

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________________ to ________________________

                         Commission file number 1-13484

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

Issuer's Telephone Number, Including Area Code: (317) 871-7611

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 Par Value registered on the Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $17,276,183.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2003. $5,537,350.

         As of December 31, 2003, the Issuer had 2,581,365 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

                                                                                PAGE
PART I

Item 1.      Description of Business                                              3

Item 2.      Properties                                                          10

Item 3.      Legal Proceedings                                                   10

Item 4.      Submission of Matters to a vote of Security Holders                 11

PART II

Item 5.      Market for Registrant's Common Equity and Related
                Stockholders Matters                                             11

Item 6.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              12

Item 7.      Financial Statements                                                16

Item 8.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                             16

PART III

Item 9.      Directors and Executive Officers of the
                 Registrant                                                      17

Item 10.     Executive Compensation                                              19

Item 11.     Security Ownership of Certain Beneficial Owners
                 and Management                                                  20

Item 12.     Certain Relationships and Related Transactions                      22

Item 13.     Exhibits, List and Reports on Form 8-K                              22

Item 14.     Controls and Procedures                                             23

Index to Financial Statements                                                   F-1

Signatures and Exhibits

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

         The Company's dispense equipment systems are designed specifically for use with multiple component formulations such as fiberglass reinforced plastics, polyurethanes, and polyureas and epoxies. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products and to create packaging and to fill molds for diverse products such as recreational boat hulls and construction products. The Company also maintains an extensive inventory of replacement parts.

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

         For the years ended November 30, 2003 and 2002, the Company had net sales of $17,276,183 and $16,675,375, respectively, of which $12,167,709 and $12,220,102, respectively, were for equipment systems and replacement parts and $5,108,474 and $4,455,273, respectively, were for coating and grout products.

         The Company, which was organized in 1994, conducts business through its subsidiaries, Glas-Craft, Inc. ("GCI"), an Indiana corporation, and Raven Lining Systems, Inc. ("Raven"), an Oklahoma corporation. As used herein, the term "Company" includes the operations of Cohesant and its wholly-owned subsidiaries GCI and Raven, unless the context indicates otherwise. The Company's business address is 5845 West 82nd Street, Suite 102, Indianapolis, Indiana 46278. The Company's web address is www.cohesant.com.

(b)      Narrative Description of Business

PRODUCTS

Glas-Craft, Inc.

         GCI designs and manufactures a wide range of specialized dispense equipment systems, which are used to dispense multi-component formulations such as fiberglass reinforced plastics, polyurea and polyurethane coatings and polyurethane foam. Net sales of dispense equipment systems amounted to $5,656,687 and $5,978,745 for the fiscal years ended November 30, 2003 and 2002, respectively, representing 32.7% and 35.9%, respectively, of net sales. A significant portion of the Company's business is the sale of replacement and spare parts for its current and discontinued dispense equipment. The Company maintains an inventory of approximately 6,800 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $5,831,810 and $6,037,766, representing 33.8% and 36.2% of net sales for the fiscal years ended November 30, 2003 and 2002, respectively.

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

         The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals ("VOC's") such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI primarily sells dispense equipment systems with non-atomized dispensing capabilities that reduce VOC's and increase transfer efficiency. Non-atomized dispense is spray technology that reduces atomization by increasing the size of the sprayed droplets, while maintaining a quality spray pattern. Increased transfer efficiency results in less waste of product. GCI also sells dispense equipment systems which utilize its patented Air Assist Containment ("AAC") which improves containment of an atomized spray pattern. Improved containment limits emissions of VOC's.

      Polyurea and polyurethane coatings dispense equipment systems. The Company designs and manufactures equipment systems for dispensing polyurea and polyurethane coatings. A portion of these sales go to Original Equipment Manufacturers (OEM). Polyurea and polyurethane coatings are used to coat concrete in new construction, tanks, cargo beds and metal substrates. The Company's technology has many applications in the coatings industry. Consequently, the Company continuously seeks and develops new and different uses for its equipment systems. The Company, when necessary, will modify existing equipment system designs or will design new equipment systems to meet the requirements of new coatings as well as changing regulation and manufacturing methods.

      Polyurethane foam dispense equipment systems. The Company also designs and manufactures equipment systems for dispensing polyurethane foam. Polyurethane foam is used for commercial and residential insulation, packaging, flotation devices and many other uses.

Raven Lining Systems

         Raven produces high performance protective coatings under the Raven and AquataPoxy brands. These proprietary formulations of solvent-free coatings and grouts contain no VOC's. As with GCI, Raven benefits significantly from increasing government regulation of VOC's and the resulting trend towards low VOC products. Net sales of Raven and AquataPoxy products amounted to $5,108,474 and $4,455,273, representing 29.6% and 26.7% of net sales for the fiscal years ended November 30, 2003 and 2002, respectively. Additionally Raven sells equipment and spare parts, which is used to apply its coatings and grouts. Net sales of equipment and spare parts amounted to $679,212 and $203,591, representing 3.9% and 1.2% of net sales for the fiscal years ended November 30, 2003 and 2002, respectively. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment.

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

         Raven coatings and grouts are solvent-free, nontoxic, 100% solids epoxy products, emitting no VOC's. These products offer safe working environments while complying with the existing United States Environmental Protection Agency ("EPA") and Clean Air Act regulations.

         AquataPoxy Products. The AquataPoxy line of solvent-free epoxy coating and grout products is designed to extend the life of a structure by protecting it from corrosion. These products are formulated to have high performance characteristics such as excellent resistance to moisture, corrosion and chemical attack. AquataPoxy products are used in the construction, repair, rehabilitation and maintenance of food processing and water storage structures, wastewater treatment and collection systems of municipalities and industrial and recreational facilities. AquataPoxy products are unique with their high moisture tolerant characteristics that allow them to be applied to underwater and moisture filled concrete surfaces. AquataPoxy products are ideally suited for the rapidly growing market in underground rehabilitation of infrastructure. AquataPoxy products are specified for use by many engineers and governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities by trained applicators. The Company is aggressively demonstrating and testing AquataPoxy products to expand awareness of its unique attributes and the application and marketing benefits of its Certified Applicator program.

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

         Generally, the products of GCI are sold through over 100 independent domestic and international equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the international distributors sell only industrial equipment. In the fiscal years ended November 30, 2003 and 2002, GCI's ten largest distributors accounted for 35% and 32% of equipment system and replacement parts sales, respectively. Of the foregoing, four of the distributors in fiscal 2003 and three distributors in fiscal 2002 were internationally based. GCI provides training to the distributors and customers in the use of its equipment systems and products.

         Raven primarily markets its products, application and spray technology through Certified Applicators. Raven presently has forty domestic Certified Applicators and two international Certified Applicators. For the fiscal years ended November 30, 2003 and 2002 Raven's ten largest Certified Applicators accounted for 67% and 64%, respectively, of coating and grout product sales.

    Brochures, Advertising and Trade Shows

         The Company supports its marketing with brochures, sales catalogues, direct mailings and media insertions in various trade publications. In connection with coating and grout products, the Company also prepares media promotion kits and product demonstration kits for use by Certified Applicators and distributors. Company personnel, representatives and distributors attend trade shows in the United States and overseas. Typically, potential customers and distributors attend these shows. In addition, these shows afford the Company the opportunity to keep abreast of its competitors' products and developments in the industry. Company personnel also participate in various industry organizations and work with complementary technologies to present educational and technical seminars.

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

         There are a number of competitive equipment manufacturers, which include Graco Inc., Gusmer, Inc. and Magnum-Venus Products. Competitors of Raven include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. The Company competes by increasing customer awareness of its quality products, by offering its products at a competitive price, and through product line extensions.

         The markets for the Company's products are characterized by changing technology and industry standards. Accordingly, the ability of the Company to compete is dependent upon the Company's ability to complete development and effectively market its state-of-the-art equipment and coating products.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The Company has a research and development program to continually improve its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. The Company has eleven full-time and one part-time employees devoted to engineering, research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessors. Research, development and engineering expenses for the fiscal years ended November 30, 2003 and 2002 were $917,803 and $1,031,423, respectively, or 5.3% and 6.2%, respectively of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future.

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

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

         The Company holds several U.S. patents and patent applications, all of which are applicable to the Company's specialized two component dispense equipment. No single patent is material to the Company. The Company's patents expire at various times in the future through 2020.

         The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company holds a United States trademark registration for AAC(R), Aquatapoxy(R), Glas-Craft(R) and Raven(R) and promotes these trade names in connection with its marketing activities.

         The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.

EMPLOYEES

         As of December 31, 2003, the Company employed 74 full time and 4 part time persons, 23 of whom are in sales, 12 are in engineering, research and development, 2 are in service, 4 are in quality control, 25 are in manufacturing and 12 are in accounting and administration. The Company believes its relations with its employees are good.

ITEM 2.      PROPERTIES

         The Company's executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma. GCI leases approximately 51,200 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January 2009. Raven leases approximately 14,400 square feet of combined office and manufacturing space in Tulsa, Oklahoma through June 2005. The Company believes its facilities are adequate to meet its current and prospective needs.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 2003.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
             MATTERS

         The Common Stock of the Company is quoted on the Nasdaq Small Cap Market and listed on the Boston Stock Exchange under the symbol "COHT".

         The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter in the two year period ended November 30, 2003, as reported by Nasdaq. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

COMMON STOCK                             Bid Price
------------                             ---------
                                       High      Low
                                       -----    -----
     Year Ended November 30, 2002
           First Quarter               $5.07    $3.31
           Second Quarter               5.00     4.12
           Third Quarter                4.73     4.25
           Fourth Quarter               4.40     3.01

     Year Ended November 30, 2003
           First Quarter               $4.64    $3.03
           Second Quarter               3.87     3.26
           Third Quarter                4.25     3.39
           Fourth Quarter               9.25     3.92

         Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. At November 30, 2003 the Company believes there are in excess of 500 beneficial owners of common stock, although there are only 32 holders of record.

         The Company declared its first dividend to shareholders of record at November 30, 2003. This dividend of $.25 a share was paid to shareholders on December 10, 2003. During fiscal year 2004 the Board of Directors will consider establishing an annual dividend program.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Fiscal Year Ended November 30, 2003 as compared to Fiscal Year Ended November 30, 2002

         Net sales for the fiscal year ended November 30, 2003, were $17,276,183 representing an increase of $600,808 or 3.6%, from fiscal 2002 net sales of $16,675,375. Net income was $1,400,609, an $152,024 or 12.2% increase over last year.

         Net sales of dispense equipment and spare parts at GCI decreased $528,014 or 4.4% to $11,488,497 in fiscal 2003. This decrease was primarily attributable to decreased sales of coatings and polyurethane foam dispense equipment and spare parts and, to a lesser extent, decreased sales of fiberglass dispense equipment spare parts. Domestic dispense equipment and spare parts net sales decreased 6.1%, while international dispense equipment and spare parts net sales decreased 2.2%. The decrease in international sales was primarily a result of decreased sales to Canada, South America and Asia/Pacific Rim, partially offset by increased sales to Europe/Middle East.

         Specialty grout and epoxy net sales at Raven increased $653,201 or 14.7% to $5,108,474 in fiscal 2003. In addition, Raven had ancillary equipment sales of $679,212 in fiscal 2003 compared to $203,591 in fiscal 2002. This increase in equipment sales is primarily a result of sales of application equipment to both new and existing Certified Applicators. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment.

         The Company's gross margin increased to $8,655,673, or 50.1% of net sales, in fiscal 2003 from $8,138,733, or 48.8% of net sales, in fiscal 2002. The gross margin dollar increase was primarily attributable to increased sales volume and improved gross margin percentages. The gross margin percentage increase was primarily a result of increased profitability on dispense equipment and spares parts net sales and increased sales of specialty grout and epoxy products, which have higher margins.

         Research, development and engineering expenses were $917,803 and $1,031,423 for the fiscal years ended November 30, 2003 and 2002, respectively. This decrease of $113,620, or 11.0% was primarily attributable to decreased costs at GCI.

         Selling, general and administrative expenses were $5,613,525 and $5,239,319 for the fiscal years ended November 30, 2003 and 2002, respectively. This increase of $374,206, or 7.1% was primarily attributable to increased sales and marketing costs at Raven and increased corporate administrative costs. The increase in sales and marketing costs at Raven was attributable to expansion of its sales staff.

         Other income, net of other expenses for the fiscal year ended November 30, 2003, increased $15,184 to $81,014. This increase was primarily a result of the recognition of interest earned on officers' loans outstanding, partially offset by a decrease in finance charge income derived from the collection of trade receivables.

         The effective tax rate for the years ended November 30, 2003 and 2002 was 36.5% and 35.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         On March 25, 2003, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2004. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of November 30, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

         In September 2001, the Company announced a 250,000 share repurchase program, which expired on November 30, 2003. The

Company repurchased 59,617 shares of its common stock for $209,186 under this program.

         As of November 30, 2003, the Company's working capital increased to $7,973,067 from $7,239,352 at November 30, 2002 and includes cash and cash equivalents of $3,838,179. The increase in working capital was primarily due to cash generated from operations.

         In November 2003 the Company announced its first ever dividend, a dividend of $0.25 per share totaling $645,341 was paid on December 10, 2003 to shareholders of record on November 30, 2003. The Company will consider establishing an annual dividend program during fiscal 2004.

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

         The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management continually evaluates the information used to make such estimates as its business and economic environment changes and has discussed these estimates with the Audit Committee of the Board of Directors. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect the Company's financial position or results of operations. The following accounting policies represent the most critical based on management's analysis due the impact on the Company's results of operations.

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

         Inventory. The Company's inventories are valued at the lower of cost or market. Reserves for obsolescence are estimated and based on projected sales volume. Though management considers these balances adequate and proper, changes in sales volumes due to unexpected economic conditions could result in materially different amounts for this item.

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

NEW ACCOUNTING STANDARDS

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Company's financial statements.

         On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial statements.

         In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the financial position or results of operations of the Company.

         In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the financial position or results of operations of the Company.

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

                                                                          DIRECTOR
      NAME                      PRINCIPAL OCCUPATION AND AGE               SINCE
      ----                      ----------------------------              --------
Dwight D. Goodman       Chairman; age 70                                    1994

Morris H. Wheeler       President and Chief Executive Officer; age 43       1996

Richard A. Mordarski    President of Glas-Craft, Inc; age 60                 N/A

J. Stewart Nance        President of Raven Lining Systems Inc.; age 48       N/A

Robert W. Pawlak        Chief Financial Officer and Secretary; age 35        N/A

Michael L. Boeckman     Chief Financial Officer and Administrative
                        Partner of Cohen & Co.; age 57                      1994

Morton A. Cohen         Chairman and Chief Executive Officer of
                        Clarion Corp.; age 68                               1994

Richard L. Immerman     President of BleachTech LLC; age 53                 1998

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

         MORRIS H. WHEELER has been a Director of the Company since 1996 and Chief Executive Officer and President since January 2002. In 1999, Mr. Wheeler founded Drummond Road LLC, an investment management company involved in the management of the venture capital portfolio of Clarion Capital Corporation ("Clarion"). Prior to founding Drummond Road, from April 1998 to June 1999, Mr. Wheeler was the founder and Chief Executive Officer of sputnik 7.com (formerly BlueTape, LLC), an Internet media company, which won a Webby for Music Entertainment. Prior to April 1998, Mr. Wheeler served in various executive capacities with Clarion. He also served as President of Clarion Management Ltd., an investment management and consulting company from April 1996 to April 1998. Mr. Wheeler holds a degree in economics from the University of Massachusetts at Amherst and a J.D. from the Yale Law School and is the son-in-law of Morton A. Cohen, the Company's major beneficial shareholder.

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

         Richard L. Immerman has been a Director of the Company since 1998. Mr. Immerman is President of BleachTech LLC, a startup company intending to manufacture sodium hypochlorite. Mr. Immerman is a partner of Chemical Ventures (manufacturer of magnesium chloride) a position he has held for over five years.

ITEM 10.      EXECUTIVE COMPENSATION

         The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2003, 2002, 2001 for each individual who served as Chief Executive Officer and the other three most highly compensated executives of the Company. No other executive officer received compensation in excess of $100,000 during such year.

                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                                                     COMPENSATION
                                                                        AWARDS
                                     ANNUAL COMPENSATION             -------------
                           ---------------------------------------    SECURITIES
                                                      OTHER ANNUAL    UNDERLYING     ALL OTHER
       NAME AND            FISCAL                     COMPENSATION     OPTIONS      COMPENSATION
   PRINCIPAL POSITION       YEAR     SALARY  BONUS        (1)          (SHARES)         (2)
   ------------------      ------   -------  ------   ------------   -------------  ------------
Morris H. Wheeler          2003     143,000  50,050       0            25,000           5,801
 President and Chief       2002     100,000  35,000       0                 0           1,918
 Executive Officer         2001           0       0       0            50,000               0

Richard A. Mordarski       2003     120,504  37,085       0            11,000           5,278
 President -               2002     112,098  34,500       0                 0           4,502
 Glas-Craft, Inc.          2001     108,833  22,707       0            10,000           4,452

J. Stewart Nance           2003     107,500  92,500       0             5,000           6,229
 President-Raven Lining    2002     101,500  78,500       0                 0           7,023
 Systems, Inc.             2001      93,450  96,500       0            13,000           5,243

Robert W. Pawlak           2003      82,500  28,875       0            10,000           3,358
 Chief Financial Officer
 and Secretary

(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.

(2)      Corporate contributions to the Company's 401(k) Plan.

OPTION GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

         The following table provides information relating to grants of stock options made during the last fiscal year for the chief executive officer and the other three most highly compensated executives of the Company.

                           Number of          % of Total      Exercise
                          Securities        Options Granted   or Base
                       Underlying Options   to Employees in    Price     Expiration
      Name                Granted (1)         Fiscal Year      ($/Sh)     Date (2)
      ----             ------------------   ---------------   --------   ----------
Morris H. Wheeler            25,000               25.0%        $ 4.12    12/12/2007
Richard A. Mordarski         11,000               11.0%        $ 4.12    12/12/2007
J. Stewart Nance              5,000                5.0%        $ 4.12    12/12/2007
Robert W. Pawlak             10,000               10.0%        $ 4.12    12/12/2007

(1) Options become exercisable in four equal annual installments commencing December 12, 2003, the anniversary of the date of the grant.

(2) Options were granted for a term of five years, subject to earlier termination in certain events related to termination of employment.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the chief executive officers and the other executives of the Company named in the compensation table.



                                                                              Value of Unexercised
                                                Number of Unexercised        In-The-Money Options at
                        SHARES               Options at November 30, 2003       November 30, 2003
                      ACQUIRED ON    VALUE   ----------------------------    -----------------------
     NAME              EXERCISE    REALIZED  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
     ----              --------    --------  -----------   -------------   -----------   -------------
Morris H. Wheeler            0            0    37,500         37,500       $   162,750    $ 139,750
Richard A. Mordarski         0            0     5,000         16,000            21,700       59,320
J. Stewart Nance        10,000      $17,725     6,500         11,500            28,210       45,310
Robert W. Pawlak             0            0     4,000         14,000            17,360       51,560

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 31, 2003, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:

                                                       PERCENTAGE OF
  NAME AND ADDRESS             AMOUNT AND NATURE OF     OUTSTANDING
OF BENEFICIAL OWNER            BENEFICIAL OWNERSHIP     SHARES OWNED
--------------------           --------------------    -------------
Morton A. Cohen
1801 East 9th Street
Cleveland, Ohio 44114            1,377,405(1)(2)           53.3%

Clarion Capital Corporation
1801 East 9th Street
Cleveland, Ohio 44114            1,175,980                 45.6%

Michael L. Boeckman                 15,783(2)                *

Dwight D. Goodman                   78,155(2)               3.0%

Richard L. Immerman                 52,000(2)               2.0%

Richard A. Mordarski                62,031(2)(3)            2.4%

J. Stewart Nance                   110,260(2)(3)(4)         4.3%

Robert W. Pawlak                    38,706(2)(3)            1.5%

Morris H. Wheeler                   93,375(2)(3)            3.6%

All directors and executive
officers as a group
(8 persons)                      1,823,530(4)(5)           68.2%

* Represents less than 1%

(1) Includes 1,175,980 shares owned of record by Clarion Capital Corporation ("Clarion"), an entity of which Mr. Cohen is a principal.

(2) Includes shares issuable upon exercise of options exercisable within 60 days of the date hereof as follows: Mr. Cohen 5,000 shares, Mr. Boeckman 5,000 shares, Mr. Goodman 7,500 shares, Mr. Immerman 15,000 shares, Mr. Mordarski, 7,750 shares, Mr. Nance 7,750 shares, Mr. Pawlak 6,500 shares Mr. Wheeler 43,750 shares.

(3) Includes shares owned in the Company sponsored 401k Plan as of December 31, 2003 as follows: Mr. Mordarski 5,281 shares, Mr. Nance 39,237 shares, Mr. Pawlak 3,688 shares, Mr Wheeler 2,008 shares.

(4)  Includes 4,185 shares owned by children of Mr. Nance.

(5) Includes 98,250 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 50,214 shares owned in the Company sponsored 401k Plan as of December 31, 2003.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has an Employment Agreement with Morris H. Wheeler, its Chief Executive Officer, which expires on December 31, 2004. Under the terms of the Agreement, Mr. Wheeler receives a salary of $153,010, adjusted annually for inflation. Additionally, the Company paid a fee of $50,000 in Fiscal 2003 to an entity controlled by Mr. Wheeler for the provision of office space for Mr. Wheeler and other management support.

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

         The Company has a Financial Advisory Agreement with Clarion pursuant to which Clarion provides management support. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects, as requested. Under the agreement, Clarion received $51,100 in fiscal 2003.

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)    Exhibits

                  *3.1 Certificate of Incorporation of the Company, as corrected.

                 **3.2  By-Laws of the Company, as amended.

                ***4.1 Credit and Security Agreement, dated May 15, 1998, by and between the Company and NBD Bank, N.A.

                ###4.2 Amendment to Credit and Security Agreement, dated March 25, 2003, by and between the Company and Union Planters Bank, N.A., the successor to NBD Bank, N.A.

                ##10.1 The Company's 1994 Employee Stock Option Plan, as amended.

              ****10.2 Lease Agreement between Glas-Craft, Inc. and ProLogis North Carolina Limited Partnership.

              ####10.3 Amendment to Lease Agreement between Glas-Craft, Inc. and ProLogis North Carolina Limited Partnership.

                 #10.4 Employment Agreement with Morris Wheeler, Chief Executive Officer.

                  10.5 Amendment to Employment Agreement with Morris Wheeler, Chief Executive Officer.

                    14 Code of Ethics for Executive Officers and All Senior Financial Officers.

                    21  Subsidiaries of the Registrant.

                    23  Consent of Independent Public Accountants

                  31.1  302 Certification of Chief Executive Officer

                  31.2  302 Certification of Chief Financial Officer

                    32  906 Certification of Principal Executive Officers

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

       ## Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002.

      ### Incorporated herein by reference to Exhibit 4.2 included in the Company's Quarterly report on Form 10-QSB for the quarter ended February 28, 2003.

     #### Incorporated herein by reference to the Exhibit to the Company's Quarterly report on Form 10-QSB for the quarter ended August 31, 2003.

      (b) Reports on Form 8-K. - An 8-K was filed on September 15, 2003 to report third quarter earnings (Items 7 and 12).

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

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
Report of Independent Auditors                                         F-2
Consolidated Balance Sheets as of November 30, 2003 and 2002           F-3
Consolidated Statements of Operations for the Years Ended,
     November 30, 2003 and 2002                                        F-5
Consolidated Statements of Shareholders' Equity
     for the Years Ended November 30, 2003 and 2002                    F-6
Consolidated Statements of Cash Flows for the Years Ended
     November 30, 2003 and 2002                                        F-7
Notes to Consolidated Financial Statements                             F-8

                         Report of Independent Auditors

The Board of Directors
Cohesant Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cohesant Technologies Inc. as of November 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesant Technologies Inc. at November 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Indianapolis, Indiana
December 16, 2003

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2003 AND 2002

                                     ASSETS

                                                                                    2003           2002
                                                                                ------------   ------------
ASSETS:
  Cash and cash equivalents                                                     $  3,838,179   $  1,816,238
  Accounts and note receivable, net of allowance for doubtful accounts of
       $340,000 and $350,000, respectively                                         3,244,788      3,358,039
  Inventory                                                                        3,230,100      3,246,811
  Prepaid expenses and other                                                         249,813        619,043
  Deferred tax assets                                                                177,800        265,000
                                                                                ------------   ------------
       Total current assets                                                       10,740,680      9,305,131

  Property, plant and equipment, net                                                 580,945        508,252
  Patents and other intangibles, net of accumulated amortization of  $126,500
       and  $115,363, respectively                                                   118,291        114,433
  Goodwill                                                                           840,254        840,254
  Other noncurrent assets                                                              1,815          1,815
                                                                                ------------   ------------
       Total assets                                                             $ 12,281,985   $ 10,769,885
                                                                                ============   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2003 AND 2002

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                           2003          2002
                                                                       ------------  ------------
LIABILITIES:
  Accounts payable                                                     $   914,048   $  1,071,902
  Accrued salaries, benefits and commissions                               691,074        524,509
  Accrued taxes                                                            307,310        242,725
  Other current liabilities                                                855,181        226,643
                                                                       -----------   ------------
          Total current liabilities                                      2,767,613      2,065,779

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY:
  Common stock ($.001 par value; 10,000,000 shares authorized and
          2,638,965 and 2,614,465 shares issued, respectively)               2,639          2,615
  Additional paid-in capital                                             6,254,394      6,192,140
  Retained earnings                                                      3,458,709      2,703,441
  Treasury stock at cost, (57,600 and  55,600 shares, respectively)       (201,370)      (194,090)
                                                                       -----------   ------------
          Total shareholders' equity                                     9,514,372      8,704,106
                                                                       -----------   ------------
          Total liabilities and shareholders' equity                   $12,281,985   $ 10,769,885
                                                                       ===========   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                       2003                2002
                                                 ----------------      -------------
NET SALES                                        $     17,276,183      $  16,675,375
COST OF SALES                                           8,620,510          8,536,642
                                                 ----------------      -------------
          Gross profit                                  8,655,673          8,138,733

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES            917,803          1,031,423
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            5,613,525          5,239,319
                                                 ----------------      -------------
TOTAL OPERATING EXPENSES                                6,531,328          6,270,742

                                                 ----------------      -------------
          Income from operations                        2,124,345          1,867,991

OTHER INCOME (EXPENSE):
  Interest income                                          32,915              3,798
  Other income, net                                        48,099             62,032
                                                 ----------------      -------------

INCOME BEFORE TAXES                                     2,205,359          1,933,821

INCOME TAX PROVISION                                     (804,750)          (685,236)
                                                 ----------------      -------------

NET INCOME                                       $      1,400,609      $   1,248,585
                                                 ================      =============

EARNINGS PER SHARE BASIC                         $           0.54      $        0.49
                                                 ================      =============

EARNINGS PER SHARE DILUTED                       $           0.54      $        0.48
                                                 ================      =============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING
  BASIC                                                 2,575,971          2,549,291
                                                 ================      =============
  DILUTED                                               2,611,213          2,613,554
                                                 ================      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                         Additional                                      Total
                                             Common       Paid-in         Retained       Treasury     Shareholders'
                                             Stock        Capital         Earnings        Stock          Equity
                                           ----------   ------------    ------------    ------------  ------------
BALANCE, November 30, 2001                 $    2,530   $  5,971,480    $  1,454,856    $        -    $  7,428,866

Exercise of stock options and related
tax benefits, 86,500 shares                        87        204,474               -             -         204,561

Purchase 57,617 shares of common
stock                                               -              -               -      (201,906)       (201,906)

Retirement treasury stock, 2,017 shares            (2)        (7,814)              -         7,816               -

Non-cash compensation                               -         24,000               -             -          24,000

Net income                                          -              -       1,248,585             -       1,248,585
                                           ----------   ------------    ------------    ----------    ------------
BALANCE, November 30, 2002                 $    2,615      6,192,140       2,703,441      (194,090)      8,704,106

Exercise of stock options and related
tax benefits, 24,500 shares                        24         60,986               -             -          61,010

Purchase 2,000 shares of common
stock                                               -              -               -        (7,280)         (7,280)

Dividends Declared                                  -              -        (645,341)            -        (645,341)

Non-cash compensation                               -         24,000               -             -          24,000

Interest on notes for restricted stock                       (22,732)                                      (22,732)

Net income                                          -              -       1,400,609             -       1,400,609
                                           ----------   ------------    ------------    ----------    ------------
BALANCE, November 30, 2003                 $    2,639   $  6,254,394    $  3,458,709    $ (201,370)   $  9,514,372
                                           ==========   ============    ============    ==========    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 2003 AND 2002

                                                           2003             2002
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  1,400,609     $  1,248,585
  Adjustments to reconcile net income
    to net cash provided by operating activities -
      Depreciation and amortization                         222,511          229,821
      Non-cash compensation                                  24,000           24,000
      Loss on asset disposal                                 12,547                -
      Deferred tax provision (benefit)                       87,200          (13,900)
      Provision for doubtful accounts                        68,560          115,441
      Net change in assets and liabilities-
          Accounts and note receivable                       44,691         (330,328)
          Inventories                                       (14,519)         (90,924)
          Prepaid expenses and other                        369,230         (380,360)
          Accounts payable                                 (157,854)         239,510
          Other current liabilities                         214,347         (174,011)
          Increase in other noncurrent assets               (22,704)            (256)
                                                       ------------     ------------
          Net cash provided by operating activities       2,248,618          867,578

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Patent additions                                          (15,024)          (5,534)
  Property and equipment additions                         (265,383)        (167,772)
                                                       ------------     ------------
          Net cash used in investing activities            (280,407)        (173,306)
                                                       ------------     ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Purchase of common stock                                   (7,280)        (201,906)
  Proceeds from exercise of stock options                    61,010          204,561
                                                       ------------     ------------
          Net cash provided by financing activities          53,730            2,655
                                                       ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 2,021,941          696,927
CASH AND CASH EQUIVALENTS, beginning of period            1,816,238        1,119,311
                                                       ------------     ------------
CASH AND CASH EQUIVALENTS, end of period               $  3,838,179     $  1,816,238
                                                       ============     ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                           $          -     $          -
                                                       ============     ============
    Income taxes                                       $    617,000     $    771,000
                                                       ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2003 AND 2002

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

   d. Statements of Cash Flows

Certain noncash investing activities are described below:

During 2003 and 2002, the Company transferred $31,230 and $64,868 of inventory to property and equipment, respectively.

   e. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash. Cash equivalents are stated at cost, which approximates market value.

   f. Allowance of Doubtful Accounts

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

   g. Inventory

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. Inventory at November 30, 2003 and 2002 was $3,230,100 and $3,246,811, respectively. These balances primarily consist of purchased parts and sub-assemblies, which can be sold as spare parts or further assembled into dispense equipment. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value.

     h  Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements                        3-5 years
Machinery and equipment                      3-10 years
Displays, demos and lab equipment             3-5 years

Property, plant and equipment consist of the following:

                                          2003           2002
                                      ------------    -----------
Leasehold improvements                $    143,710    $   143,754
Machinery and equipment                  1,454,586      1,216,370
Displays, demos and lab equipment          382,955        418,169
                                      ------------    -----------
                                         1,981,251      1,778,293
Less accumulated deprecation            (1,400,306)    (1,270,041)
                                      ------------    -----------
                                      $    580,945    $   508,252
                                      ============    ===========

Depreciation expense for the fiscal years end November 30, 2003 and 2002 was $211,375 and $215,304, respectively.

     i Intangible Assets

The goodwill is the initial purchase price in excess of the fair value of identifiable net assets of Raven and the contingent purchase price payments earned through the year ended November 30, 2000. Effective December 1, 2001 the Company elected to adopt SFAS 142, and ceased amortizing goodwill.

Patents are being amortized using the straight-line method over their estimated useful lives (approximately 17 years). Other intangibles consist of the cost of certain trademarks. Amortization of trademark costs is amortized using the straight-line method over the estimated future period of benefit (approximately 14 years).

     j Research and Development

The costs associated with research and development programs for new products and significant improvements, which totaled $917,803 and $1,031,423 in 2003 and 2002, respectively, are expensed as incurred.

    k  Income Taxes

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

     l. Shipping and Handling Fees and Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $79,378 and $122,757 in fiscal 2003 and 2002, respectively. The Company recovers a portion of its shipping and handling costs from its customers and nets this recovery against the aforementioned expenses.

     m. Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Under the provisions of the statement, the Company continually evaluates its long-lived assets in light of events and circumstances that may indicate that the remaining estimated useful life may warrant revision or that the remaining value may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related cash flows over the remaining life of the asset in measuring whether that asset is recoverable. To the extent an impairment has occurred, the excess of the carrying value of the long-lived assets over their estimated fair value will be charged to operations.

   n. Estimates and Reclassifications

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

   o.  New Accounting Standards

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 will not have an impact on the Company's financial statements.

On April 30, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133 and is to be applied prospectively to contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's financial statements.

In 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 defines a variable interest entity (VIE) as a corporation, partnership, trust or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities effective for 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the financial position or results of operations of the Company.

In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material impact on the financial position or results of operations of the Company.

   p. Stock Options

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

                                                            Year Ended
                                                            November 30
                                                   ----------------------------
                                                      2003            2002
                                                      ----            ----
Net income, as reported                            $  1,400,609    $  1,248,585
Add: Stock-based employee compensation expense
   included in reported net income, net of
   related tax effects                                   24,000          24,000
Deduct: Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                             (108,384)       (108,940)
                                                   ------------    ------------

Pro forma net income                               $  1,316,225    $  1,163,645
                                                   ============    ============

Earnings per share:
    Basic--as reported                             $       0.54    $       0.49
                                                   ============    ============
    Basic--pro forma                               $       0.51    $       0.46
                                                   ============    ============

    Diluted--as reported                           $       0.54    $       0.48
                                                   ============    ============
    Diluted--pro forma                             $       0.50    $       0.45
                                                   ============    ============

3. SHAREHOLDERS' EQUITY

In November 2003 the Company announced its first ever dividend, a dividend of $0.25 per share totaling $645,341 was paid on December 10, 2003 to shareholders of record on November 30, 2003. The Company will consider establishing an annual dividend program during fiscal 2004.

In fiscal 2003 the Company purchased 2,000 shares of common stock at a cost of $7,280. In fiscal 2002 the Company purchased 57,617 shares of its common stock at a cost of $201,906, of which 2,017 shares were retired at a cost of $7,816. The Company's repurchase program expired on November 30, 2003.

On November 5, 2001, the Company's Board of Directors approved the sale of 99,999 shares of unregistered restricted stock to certain officers. The Company provided the officers recourse notes (Notes) to purchase the unregistered restricted stock. The Notes have a term of 4 years and bear interest. The aggregate amount of these loans was $278,729 and $267,431, which includes accrued interest of $22,732 and $11,434, at November 30, 2003 and 2002, respectively and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of shareholders' equity. Non cash compensation expense will be recognized over the restriction period as the restrictions lapse in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees." In fiscal 2003 and 2002 the Company recognized $24,000 of non cash compensation expense in each year.

4. INVESTMENT IN RTM SYSTEMS

In fiscal 2002 the Company owned a 67% interest in RTM Systems, Inc. ("RTM"), an Indiana corporation, which was liquidated in February 2003. The Company consolidated the financial results of RTM. As a result of the consolidation of RTM, a $7,942 minority interest is included in other current liabilities in the Consolidated Balance Sheets for fiscal 2002.

5. REVOLVING LINE OF CREDIT

On March 25, 2003, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2004. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of November 30, 2003, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

6. STOCK OPTION PLAN

The Company has a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options must be exercised within five years of the date of grant. However, certain options may be exercised immediately. The Company has reserved 600,000 shares of common stock for issuance upon exercise of stock options. There were 121,500 and 36,500 options available for grant at November 30, 2003 and 2002, respectively.

In December 2002 the Company granted 100,000 options to its employees at an exercise price of $4.12 with a vesting period of four years and must be exercised within five years of grant. There were no options granted in fiscal 2002.

The fair value of options granted in December 2002 was $1.56 per share and is estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                              2003
                              ----
Risk-free interest rate       3.00%
Expected life (years)         4.75
Expected volatility           39.3%

Expected dividend yields were zero for fiscal 2003.

Stock option activity under the Option Plan is as follows:

                                Number of     Weighted-Average
Options                          Shares       Exercise Price
-------                         ---------     ----------------
November 30, 2001                 289,250        $     2.58

              Exercised           (84,000)       $     1.56
              Exercised            (2,500)       $     2.83
              Canceled               (250)       $     1.56
              Canceled             (2,750)       $     3.20
                                ---------

November 30, 2002                 199,750        $     3.00

              Granted             100,000        $     4.12
              Exercised           (22,000)       $     1.56
              Exercised            (2,500)       $     3.20
              Canceled             (1,000)       $     3.20
                                ---------

November 30, 2003                 274,250        $     3.52

                             At November 30, 2003
-----------------------------------------------------------------------------
                 Options Outstanding                      Options Exercisable
---------------------------------------------------   -----------------------
               Number of     Remaining                 Number of
  Exercise      Options     Contractual    Exercise     Options      Exercise
   Prices     Outstanding      Life         Price     Exercisable     Price
---------------------------------------------------   -----------------------
   2.83         12,500         1.7           2.83       10,000          2.83
   3.20        161,750         2.9           3.20      106,250          3.20
   4.12        100,000         4.1           4.12            -          4.12
---------------------------------------------------   -----------------------
$2.83-$4.12    274,250         3.3         $ 3.52      116,250      $   3.17
=============================================================================

                             At November 30, 2002
-----------------------------------------------------------------------------
                 Options Outstanding                      Options Exercisable
---------------------------------------------------   -----------------------
               Number of     Remaining                 Number of
  Exercise      Options     Contractual    Exercise     Options      Exercise
   Prices     Outstanding      Life         Price     Exercisable     Price
---------------------------------------------------   -----------------------
   1.56          22,000         .3           1.56        22,000         1.56
   2.83          12,500        2.7           2.83         7,500         2.83
   3.20         165,250        3.9           3.20        68,375         3.20
---------------------------------------------------   -----------------------
$1.56-$3.20     199,750        3.4         $ 3.00        97,875       $ 2.80
=============================================================================

7. RETIREMENT PLANS

The Company has a defined contribution profit sharing and savings plan for all employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 2003 and 2002 were $105,270 and $106,552, respectively.

8. INCOME TAXES

The provision for income taxes consists of the following at November 30:

                              2003         2002
                            --------    ---------
CURRENT
  Federal                   $582,647    $ 575,798
  State                      134,903      123,338
                            --------    ---------
          Total current      717,550      699,136

  Deferred                    87,200      (13,900)
                            --------    ---------
INCOME TAX PROVISION        $804,750    $ 685,236
                            ========    =========

A reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows:

                                             2003    2002
                                           -------   -----
Federal statutory rate                      34.0%    34.0%
State taxes, net of federal benefit          4.5      4.1
Foreign sales corporation or equivalent     (1.5)    (1.8)
Other                                        (.5)    (0.9)
                                            ----     ----
Effective tax rate                          36.5%    35.4%
                                            ====     ====

Temporary differences, credits and carryforwards which give rise to the net deferred tax asset at November 30, are as follows:

                                                      2003         2002
                                                   ---------    ----------
Deferred Tax Asset:
Financial reporting reserves not yet deductible    $ 239,100    $  253,000
Depreciation and amortization                        (61,300)       12,000
Net operating loss carryforwards                           0       167,000
                                                   ---------    ----------
                                                     177,800       432,000
Less- valuation allowance                                  0      (167,000)
                                                   ---------    ----------
NET DEFERRED TAX ASSET                             $ 177,800    $  265,000
                                                   =========    ==========

At November 30, 2003 and 2002, for Federal income tax purposes, the Company has net operating loss carryforwards (NOL's) totaling approximately $0 and $429,000, respectively. The NOL consists of separate return limitation year (SRYL) NOL's whose annual utilization is limited to approximately $4,000. During the year ended November 30, 2003, all the NOL's expired. A valuation allowance was established in prior years for the NOL's.

9. RELATED PARTY TRANSACTIONS

The majority shareholder and director of the Company is the owner of Clarion Management Ltd. ("Clarion"), which provides management assistance for the Company under a Financial Advisory Agreement. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects as requested. Clarion was paid $51,100 and $52,000, during the fiscal years ended November 30, 2003 and 2002, respectively.

The Company paid a fee of $50,000 in each of the fiscal years 2003 and 2002 to an entity controlled by its chief executive officer, Morris Wheeler, for the provision of office space for Mr. Wheeler and other management support.

10. SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the fiscal years ended November 30, 2003 and 2002 is as follows:

                                       GCI           Raven      Corporate   Consolidated
                                       ---           -----      ---------   ------------
Net Sales:
  2003                             $11,488,497    $5,787,686   $        -   $ 17,276,183
  2002                              12,016,511     4,658,864            -     16,675,375

Depreciation and amortization:
  2003                                 173,023        46,410        3,078        222,511
  2002                                 191,207        38,578           36        229,821

Net income (loss):
  2003                               1,068,449       900,611     (568,451)     1,400,609
  2002                                 963,731       774,237     (489,383)     1,248,585

Identifiable assets:
  2003                               5,586,031     2,578,232    4,117,722     12,281,985
  2002                               5,835,321     2,809,230    2,125,334     10,769,885

Capital expenditures:
  2003                                 156,454       108,039          890        265,383
  2002                                 108,780        58,992            -        167,772

For Fiscal 2003 and 2002 the Company's Raven division had a Certified Applicator, which accounted for approximately 20% and 25%, respectively, of Raven's total net sales and 36% of Raven's total trade accounts and note receivable outstanding in each of the fiscal years ended November 30, 2003 and 2002. On a combined basis, this customer's accounts and note balances represented 13% and 14% of the Company's total trade accounts and note receivable for the fiscal years ended November 30, 2003 and 2002, respectively.

The following table presents percentage of total revenues by region.

Region                        2003      2002
-------                       -----     ----
United States/Canada           75%       74%
Asia/Pacific Rim               11        12
Europe/Middle East             11        10
Other                           3         4
                              ---       ---
Total                         100%      100%

11. COMMITMENTS

The Company leases its office, manufacturing and warehouse facilities, a portion of its office equipment and Company cars under noncancellable operating leases expiring at various dates through November 2009. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:

Fiscal Year         Amount
-----------         ------
   2004            $325,986
   2005             271,114
   2006             215,534
   2007             208,586
   2008             205,747
Thereafter           34,133

Rent expense totaled $345,749 and $353,800 for the years ended November 30, 2003 and 2002, respectively.

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

13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                    Fiscal Quarter
                                --------------------------------------------------------      Fiscal
                                   First          Second         Third         Fourth          Year
                                   -----          ------         -----         ------          ----
2003:
  Net Sales                     $ 3,671,228    $ 4,284,650    $ 4,570,128    $ 4,750,177    $17,276,183
  Gross Profit                    1,749,567      2,139,905      2,317,214      2,448,987      8,655,673
  Net Income                        221,234        338,391        439,347        401,637      1,400,609
  Earnings Per Share Diluted           0.09           0.13           0.17           0.15           0.54

2002:
  Net Sales                     $ 3,535,769    $ 4,531,984    $ 4,289,209    $ 4,318,413    $16,675,375
  Gross Profit                    1,687,300      2,187,052      2,145,328      2,119,053      8,138,733
  Net Income                        200,205        309,713        395,704        342,963      1,248,585
  Earnings Per Share Diluted           0.08           0.12           0.15           0.13           0.48

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 28, 2004

                                           COHESANT TECHNOLOGIES INC.

                                           BY: /s/ Morris H. Wheeler
                                               --------------------------------
                                           Morris H. Wheeler
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dwight D. Goodman      Chairman of the Board of Directors            January 28, 2004
-----------------------
Dwight D. Goodman

/s/ Morris H. Wheeler      President and Chief Executive Officer         January 28, 2004
-----------------------    (Principal Executive Officer) and Director
Morris H. Wheeler

/s/ Michael L. Boeckman    Director                                      January 28, 2004
-----------------------
Michael L. Boeckman

/s/ Morton A. Cohen        Director                                      January 28, 2004
-----------------------
Morton A. Cohen

/s/ Richard L. Immerman    Director                                      January 28, 2004
-----------------------
Richard L. Immerman

/s/ Robert W. Pawlak       Chief Financial Officer (Principal            January 28, 2004
-----------------------    Financial and Accounting Officer)
 Robert W. Pawlak