Form 10QSB
period 2004-02-29
COHESANT TECHNOLOGIES INC
filed 2004-03-23
CIK 928420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

         [X] Quarterly Report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the quarterly period ended February 29, 2004

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from --------------------- to ---------------

         Commission File Number: 1-13484

                           COHESANT TECHNOLOGIES INC.
         -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         34-1775913
         -----------------------------------------------------------------------
         (State or other jurisdiction of        (I.R.S. Employer
          Incorporation or organization)        Identification No.)

         5845 West 82nd Street, Suite 102, Indianapolis, Indiana 46278
         -----------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code 317-871-7611

         -----------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                YES [X]   NO [ ]

         As of March 22, 2004, the Company has 2,624,190 shares of Common Stock, $.001 par value, outstanding.

         Transitional Small Business Disclosure Format (check one)

                                                                YES [ ]   NO [X]

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

TABLE OF CONTENTS                                                                             PAGE
------------------                                                                            ----
PART I

Item 1.  Financial Information

         Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheets as of February 29, 2004 and November 30, 2003..............     1

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  February 29, 2004 and February 28, 2003...................................     2

         Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Three Months Ended
                  February 29, 2004 and February 28, 2003...................................     3

         Notes to Condensed Consolidated Financial Statements...............................     4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................     8

Item 3.  Controls and Procedures............................................................    11

PART II

Item 2.  Changes in Securities..............................................................    12

Item 6.  Exhibits and Reports on Form 8-K...................................................    12

Signatures

PART I

ITEM 1.  FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            February 29, 2004   November 30, 2003
                                                                            -----------------   -----------------
ASSETS:
     Cash and cash equivalents                                              $       3,375,564   $       3,838,179
     Accounts and note receivable, net of allowance for doubtful
          accounts of $346,735 and $340,000, respectively.                          2,970,081           3,244,788
     Inventory                                                                      3,351,514           3,230,100
     Prepaid expenses and other                                                       257,332             249,813
     Deferred tax assets, net                                                         177,800             177,800
                                                                            -----------------   -----------------
               Total Current Assets                                                10,132,291          10,740,680

     Property, plant and equipment, net                                               543,642             580,945
     Patents and other intangibles, net                                               119,088             118,291
     Goodwill                                                                         840,254             840,254
     Other noncurrent assets                                                            1,815               1,815
                                                                            -----------------   -----------------
               Total Assets                                                 $      11,637,090   $      12,281,985
                                                                            =================   =================
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                                       $         894,469   $         914,048
     Accrued salaries, benefits and commissions                                       254,539             691,074
     Accrued taxes                                                                    467,577             307,310
     Other current liabilities                                                        209,564             855,181
                                                                            -----------------   -----------------
               Total Current Liabilities                                            1,826,149           2,767,613

Commitments and Contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000 shares authorized
                 and 2,640,340 and 2,638,965 shares issued, respectively)               2,640               2,639
          Additional paid-in capital                                                6,262,462           6,254,394
          Retained earnings                                                         3,747,209           3,458,709
          Treasury stock at cost, (57,600 shares)                                    (201,370)           (201,370)
                                                                            -----------------   -----------------
                    Total Shareholders' Equity                                      9,810,941           9,514,372
                                                                            -----------------   -----------------
                    Total Liabilities and Shareholders' Equity              $      11,637,090   $      12,281,985
                                                                            =================   =================

         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        For the Three Months Ended
                                  February 29, 2004   February 28, 2003
                                  -----------------   -----------------
NET SALES                         $       4,235,450   $       3,671,228
COST OF SALES                             2,153,624           1,921,661
                                  -----------------   -----------------
    Gross profit                          2,081,826           1,749,567

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                    248,275             238,617
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES               1,387,630           1,171,099
                                  -----------------   -----------------
TOTAL OPERATING EXPENSES                  1,635,905           1,409,716

                                  -----------------   -----------------
    Income from operations                  445,921             339,851

OTHER INCOME:
    Interest income                           4,892               1,993
    Other income, net                         8,942              12,845
                                  -----------------   -----------------

INCOME BEFORE TAXES                         459,755             354,689

INCOME TAX PROVISION                       (171,255)           (133,455)
                                  -----------------   -----------------

NET INCOME                                  288,500             221,234
                                  =================   =================

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)           $            0.11   $            0.09
                                  =================   =================
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                  2,581,894           2,564,729
                                  =================   =================
   DILUTED                                2,666,572           2,588,477
                                  =================   =================

         The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Three Months Ended
                                                               February 29, 2004    February 28, 2003
                                                               -----------------    -----------------
CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES:
  Net income                                                   $         288,500    $         221,234
  Adjustments to reconcile net income to net cash
     provided by (used in) operations -
     Depreciation and amortization                                        59,146               54,705
     Non-cash compensation                                                 6,000                6,000
     Loss on asset disposal                                                    -                9,806
     Provision for doubtful accounts                                       6,735                9,920
     Net change in current assets and
      current liabilities-
       Accounts and  notes receivable                                    267,972              150,660
       Inventories                                                      (124,029)            (493,663)
       Prepaid expenses and other                                         (7,519)             284,869
       Accounts payable                                                  (19,579)              89,784
       Other current liabilities                                        (276,544)            (301,821)
       Other noncurrent assets                                            (6,808)              (1,822)
                                                               -----------------    -----------------
       Net cash provided by operating activities                         193,874               29,672

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment additions                                      (16,123)            (112,438)
                                                               -----------------    -----------------
        Net cash used in investing activities                            (16,123)            (112,438)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES:
   Proceeds from exercise of stock options                                 4,975               34,374
   Cash dividends paid to stockholders                                  (645,341)                   -
                                                               -----------------    -----------------
        Net cash provided by (used in)  financing activities            (640,366)              34,374
                                                               -----------------    -----------------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS                                                  (462,615)             (48,392)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                  3,838,179            1,816,238
                                                               -----------------    -----------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                $       3,375,564    $       1,767,846
                                                               =================    =================

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

These interim financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the November 30, 2003 Annual Report to Shareholders on Form 10-KSB.

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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. Had the company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows:

                                                       3 MONTHS ENDED
                                            -----------------------------------
                                            FEBRUARY 29, 2004  FEBRUARY 28,2003
                                            ----------------   ----------------
Net income, as reported                     $        288,500   $        221,234
Add: Stock-based employee
   compensation expense included in
   reported net income, net of related
   tax effects                                         6,000              6,000
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for all
   awards, net of related tax effects                (20,592)           (27,096)
                                            ----------------   ----------------
Pro forma net income                        $        273,908   $        200,138
                                            ================   ================
Earnings per share:
   Basic -- as reported                     $           0.11   $           0.09
                                            ================   ================
   Basic -- pro forma                       $           0.11   $           0.08
                                            ================   ================
   Diluted -- as reported                   $           0.11   $           0.09
                                            ================   ================
   Diluted -- pro forma                     $           0.10   $           0.08
                                            ================   ================

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REVOLVING LINE OF CREDIT

On March 25, 2003, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2004. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of February 29, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

NOTE 6 - SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the period ended February 29, 2004 and February 28, 2003 is as follows:

Three Months Ended
February 29, 2004                    GCI          Raven       Corporate     Consolidated
------------------------------   -----------   -----------   -----------    ------------
Net Sales                        $ 2,790,814   $ 1,444,636   $         -    $  4,235,450
Depreciation and amortization:        44,516        13,069         1,561          59,146
Net Income:                          214,304       212,427      (138,231)        288,500
Identifiable assets:               5,583,717     2,395,816     3,657,557      11,637,090
Capital expenditures:                  8,691         7,432             -          16,123

Three Months Ended
February 28, 2003                    GCI          Raven       Corporate     Consolidated
------------------------------   -----------   -----------   -----------    ------------
Net Sales                        $ 2,584,644   $ 1,086,584   $         -    $  3,671,228
Depreciation and amortization:        42,946        11,750             9          54,705
Net Income:                          231,241       105,964      (115,971)        221,234
Identifiable assets:               6,074,754     2,601,914     2,142,788      10,819,456
Capital expenditures:                 58,027        54,411             -         112,438

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

For the first quarter of fiscal 2004 and 2003, the Company's Raven division had a Certified Applicator, which accounted for approximately 24% and 26%, respectively, of Raven's total net sales and 35% and 48%, respectively, of Raven's total trade accounts and note receivable outstanding as of February 29, 2004 and February 28, 2003. On a combined basis, this customer's accounts and note receivable balances represented 12% and 17% of the Company's total trade accounts and note receivable in the fiscal quarters ended February 29, 2004 and February 28, 2003, respectively.

The following table presents percentage of total revenues by region.

                     Three Months Ended  Three Months Ended
      Region         February 29, 2004   February 28, 2003
------------------   ------------------  ------------------
United States                   66%                 74%
Asia/Pacific Rim                16                  13
Europe/Middle East              15                   9
Other                            3                   4
                        ----------          ----------
Total                          100%                100%

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

                           COHESANT TECHNOLOGIES INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company has disclosed those accounting policies and estimates that it considers to be significant in determining the amounts to be utilized for communicating its consolidated financial position, results of operations and cash flows in the notes to its consolidated financial statements.

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

                           COHESANT TECHNOLOGIES INC.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First quarter ended February 29, 2004 as compared to the same period in the prior year.

Net sales for the three months ended February 29, 2004 were $4,235,450 compared to $3,671,228 for the same period of the prior year, an increase of $564,222 or 15.4%. Net income was $288,500, a $221,234 or 30.4% increase over last year.

Net sales of dispense equipment and spare parts at GCI increased $206,170 or 8.0%. This increase was primarily attributable to increased sales of fiberglass dispense equipment, which was partially offset by decreased sales of dispense equipment spare parts. International dispense equipment and parts net sales increased 37.8%, whereas domestic dispense equipment and parts net sales decreased 13.4%. The increase in international sales was primarily a result of increased sales to Europe/Middle East and the Asia/Pacific Rim.

Specialty grout and epoxy net sales at Raven were $1,284,079 compared to $870,388 for the comparable year-ago period, an increase of $413,691 or 47.5%. In addition, Raven had ancillary equipment and part sales of $160,557 compared to $216,196 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decided to increase capacity by buying additional equipment.

The Company's gross margin increased to $2,081,826, or 49.2% of net sales, in the 2004 period from $1,749,567, or 47.7% of net sales, in the 2003 period. The gross margin dollar increase was primarily due to the increased sales volume. The gross margin percentage increase was a result of increased sales of specialty grout and epoxy products, which have higher margins.

Operating expenses for the three months ended February 29, 2004 were $1,635,905 compared to $1,409,716 for the same period of the prior year, an increase of $226,189, or 16.0%. This increase was primarily due to increased sales and marketing expenses (principally higher personnel costs at both GCI and Raven and increased selling expenses at Raven) and increased corporate and GCI administrative costs. The increased corporate and GCI administrative costs was primarily attributable to higher personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At February 29, 2004 the Company has cash and cash equivalents of $3,375,564, net working capital of $8,306,142 and $3,500,000 available under the revolving line of credit.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

As of February 29, 2004 cash provided by operations was $193,874 compared to $29,672 in the comparable period last year. This increase was due to changes in working capital. Cash used in investing activities decreased to $16,123 in the current quarter from $112,438 in the quarter ended February 28, 2003. This decrease was due to decreased spending on property and equipment. Cash used in financing activities was $640,366 in the current quarter compared to $34,374 of cash provided by financing activities in the prior year period. This increase was primarily due to $645,341 dividends paid to shareholders.

On March 25, 2003, the Company renewed its revolving line of credit agreement with a bank. This $3,500,000 unsecured credit facility accrues interest at the bank's prime lending rate. The credit facility expires on May 1, 2004. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender, if necessary. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of February 29, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

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

                           COHESANT TECHNOLOGIES INC.

PART II

ITEM 2.  CHANGES IN SECURITIES

On March 16, 2004, the Compensation Committee of the Board of Directors approved the grant of 36,200 shares of Common Stock to an aggregate of 13 key employees, including four executive officers. The grants were restricted stock awards that vest incrementally through November 30, 2007 assuming the employees remain employed by the Company or its subsidiaries.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

         31.1 302 Certification of Chief Executive Officer

         31.2 302 Certification of Chief Financial Officer

         32 906 Certification of Chief Executive Officer and Chief Financial Officer

     (b) Reports on Form 8-K

         An 8-K was filed on December 17, 2003 to report earnings for the quarter and twelve months ended November 30, 2003 (Items 7 and 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

         Dated:        March 22, 2004

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