Form 10QSB
period 2004-05-31
COHESANT TECHNOLOGIES INC
filed 2004-06-21
CIK 928420

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended May 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _______________ to ________________________

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

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                YES [X]  NO [ ]

As of June 18, 2004, the Company has 2,629,190 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one)

                                                                YES [ ]  NO [X]

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I

Item 1.    Financial Information

           Cohesant Technologies Inc. Condensed Consolidated
                  Balance Sheet as of May 31, 2004 and November 30, 2003.......     1

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Three Months Ended
                  May 31, 2004 and May 31, 2003................................     2

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Operations for the Six Months Ended
                  May 31, 2004 and May 31, 2003................................     3

           Cohesant Technologies Inc. Condensed Consolidated
                  Statements of Cash Flows for the Six Months Ended
                  May 31, 2004 and May 31, 2003................................     4

           Notes to Condensed Consolidated Financial Statements................     5

Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................    10

Item 3.    Controls and Procedures.............................................    14

PART II test

Item 2.    Changes in Securities...............................................    15

Item 5.    Other Matters.......................................................    15

Item 6.    Exhibits and Reports on Form 8-K....................................    15

Signatures and Certifications

PART I

ITEM 1. FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                            May 31, 2004   November 30, 2003
                                                                            ------------   -----------------
ASSETS:
     Cash and cash equivalents                                              $  3,951,876   $       3,838,179
     Accounts and note receivable, net of allowance for doubtful
          accounts of $353,470 and $340,000, respectively                      3,682,334           3,244,788
     Inventory                                                                 3,439,474           3,230,100
     Prepaid expenses and other                                                  192,157             249,813
     Deferred tax assets                                                         177,800             177,800
                                                                            ------------   -----------------
               Total Current Assets                                           11,443,641          10,740,680

     Property, plant and equipment, net                                          531,260             580,945
     Patents and other intangibles, net                                          116,141             118,291
     Goodwill                                                                    840,254             840,254
     Other noncurrent assets                                                       1,815               1,815
                                                                            ------------   -----------------
               Total Assets                                                 $ 12,933,111   $      12,281,985
                                                                            ============   =================
LIABILITIES AND SHAREHOLDERS' EQUITY:
     Accounts payable                                                       $  1,275,956   $         914,048
     Accrued salaries, benefits and commissions                                  553,048             691,074
     Accrued taxes                                                               478,095             307,310
     Other current liabilities                                                   232,549             855,181
                                                                            ------------   -----------------
               Total Current Liabilities                                       2,539,648           2,767,613

Commitments and Contingencies

     Shareholders' Equity:
          Common stock ($.001 par value, 10,000,000 shares authorized
                 and 2,595,303 and 2,638,965 shares issued, respectively)          2,595               2,639
          Additional paid-in capital                                           6,114,506           6,254,394
          Retained earnings                                                    4,276,362           3,458,709
          Treasury stock at cost, (0 and 57,600 shares, respectively)                  0            (201,370)
                                                                            ------------   -----------------
                    Total Shareholders' Equity                                10,393,463           9,514,372
                                                                            ------------   -----------------

                    Total Liabilities and Shareholders' Equity              $ 12,933,111   $      12,281,985
                                                                            ============   =================

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                   For the Three Months Ended
                                  May 31, 2004    May 31, 2003
                                  ------------    ------------
NET SALES                         $  5,290,141    $  4,284,650
COST OF SALES                        2,586,538       2,144,745
                                  ------------    ------------
     Gross profit                    2,703,603       2,139,905

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES               275,628         236,851
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES         1,597,382       1,411,061
                                  ------------    ------------
TOTAL OPERATING EXPENSES             1,873,010       1,647,912
                                  ------------    ------------
    Income from operations             830,593         491,993

OTHER INCOME:
     Interest income                     5,446          19,735
     Other income, net                   5,632          10,813
                                  ------------    ------------

INCOME BEFORE TAXES                    841,671         522,541

INCOME TAX PROVISION                  (312,518)       (184,150)
                                  ------------    ------------

NET INCOME                        $    529,153    $    338,391
                                  ============    ============

 BASIC AND DILUTED EARNINGS PER
 COMMON SHARE  (Note 3)           $       0.20    $       0.13
                                  ============    ============

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                             2,587,632       2,580,778
                                  ============    ============
   DILUTED
                                     2,674,499       2,595,050
                                  ============    ============

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        For the Six Months Ended
                                      May 31, 2004    May 31, 2003
                                      ------------    ------------
NET SALES                             $  9,525,591    $  7,955,878
COST OF SALES                            4,740,162       4,066,406
                                      ------------    ------------
     Gross profit                        4,785,429       3,889,472
RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                   523,903         475,468
SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES             2,985,012       2,582,160
                                      ------------    ------------
TOTAL OPERATING EXPENSES                 3,508,915       3,057,628
                                      ------------    ------------
    Income from operations               1,276,514         831,844

OTHER INCOME:
     Interest income                        10,338          21,728
     Other income, net                      14,574          23,658
                                      ------------    ------------

INCOME BEFORE TAXES                      1,301,426         877,230

INCOME TAX PROVISION                      (483,773)       (317,605)
                                      ------------    ------------

NET INCOME                            $    817,653    $    559,625
                                      ============    ============

EARNINGS PER COMMON SHARE  (Note 3)
   BASIC                              $       0.32    $       0.22
                                      ============    ============
   DILUTED                            $       0.31    $       0.22
                                      ============    ============

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                 2,584,779       2,572,842
                                      ============    ============
   DILUTED
                                         2,671,495       2,591,871
                                      ============    ============

  The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Six Months Ended
                                                         May 31, 2004    May 31, 2003
                                                         ------------    ------------
CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES:
  Net income                                             $    817,653    $    559,625
  Adjustments to reconcile net income to net cash
    provided by operations -
       Depreciation and amortization                          118,803         107,576
       Non-cash compensation                                   31,155          12,000
       Loss on asset disposal                                     275          10,174
       Provision for doubtful accounts                         13,470          28,400
  Net change in assets and  liabilities-
       Accounts and note receivable                          (451,016)        269,451
       Inventory                                             (213,310)       (474,281)
       Prepaid expenses and other                              57,656         402,748
       Accounts payable                                       361,908        (165,154)
       Other current liabilities                               55,468          29,736
       Other noncurrent assets                                 (9,905)        (20,912)
                                                         ------------    ------------
       Net cash provided by operating activities              782,157         759,363

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment additions                           (59,244)       (143,433)
                                                         ------------    ------------
        Net cash used in investing activities                 (59,244)       (143,433)
                                                         ------------    ------------

CASH FLOWS PROVIDED BY (USED IN)  FINANCING
     ACTIVITIES:
   Proceeds from exercise of stock options                     36,125          34,374
   Cash dividends paid to stockholders                       (645,341)              -
   Purchase of Common Stock                                         -          (7,280)
                                                         ------------    ------------
        Net provided by (used in) financing activities       (609,216)         27,094
                                                         ------------    ------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                        113,697         643,024
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       3,838,179       1,816,238
                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                          $  3,951,876    $  2,459,262
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

NOTE 3 - EARNINGS PER SHARE

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", requires dual presentation of basic and diluted earnings per share on the face of the statement of

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

operations. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Restricted stock grants are not considered issued and outstanding until vested. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options and restricted stock grants were included in the calculation as their effect was dilutive.

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

                                                 3 MONTHS ENDED         6 MONTHS ENDED
                                                    MAY 31                  MAY 31
                                             ---------------------   ---------------------
                                               2004        2003         2004       2003
                                             ---------   ---------   ---------   ---------
Net income, as reported                      $ 529,153   $ 338,391   $ 817,653   $ 559,625
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects
                                                25,155       6,000      31,155      12,000
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                  (39,747)    (27,096)    (60,338)    (54,192)
                                             ---------   ---------   ---------   ---------
Pro forma net income                         $ 514,561   $ 317,295   $ 788,470   $ 517,433
                                             =========   =========   =========   =========
Earnings per share:
    Basic -- as reported                     $    0.20   $    0.13   $    0.32   $    0.22
                                             =========   =========   =========   =========
    Basic -- pro forma                       $    0.20   $    0.12   $    0.31   $    0.20
                                             =========   =========   =========   =========
    Diluted -- as reported                   $    0.20   $    0.13   $    0.31   $    0.22
                                             =========   =========   =========   =========
    Diluted -- pro forma                     $    0.19   $    0.12   $    0.30   $    0.20
                                             =========   =========   =========   =========

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REVOLVING LINE OF CREDIT

On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the period ended May 31, 2004 and 2003 is as follows:

      Three Months Ended
         May 31, 2004                GCI          Raven      Corporate    Consolidated
------------------------------   -----------   -----------   ----------   ------------
Net Sales                        $ 3,445,320   $ 1,844,821   $        -   $  5,290,141
Depreciation and amortization:        44,761        12,963        1,933         59,657
Net Income:                          397,211       331,704     (199,762)       529,153
Identifiable assets:               5,925,074     2,784,932    4,223,105     12,933,111
Capital expenditures:                 30,432         4,753        7,936         43,121

      Three Months Ended
         May 31, 2003                GCI          Raven      Corporate    Consolidated
------------------------------   -----------   -----------   ----------   ------------
Net Sales:                       $ 2,995,171   $ 1,289,479   $        -   $  4,284,650
Depreciation and amortization:        41,640        11,206           25         52,871
Net Income:                          277,884       185,209     (124,702)       338,391
Identifiable assets:               5,949,588     2,462,065    2,821,533     11,233,186
Capital expenditures:                 29,815           992          188         30,995

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       Six Months Ended
         May 31, 2004                GCI          Raven       Corporate    Consolidated
------------------------------   -----------   -----------    ---------    ------------
Net Sales                        $ 6,236,134   $ 3,289,457    $       -    $  9,525,591
Depreciation and amortization:        89,277        26,032        3,494         118,803
Net Income:                          611,515       544,131     (337,993)        817,653
Identifiable assets:               5,925,074     2,784,932    4,223,105      12,933,111
Capital expenditures:                 39,123        12,185        7,936          59,244


       Six Months Ended
         May 31, 2003                GCI          Raven       Corporate    Consolidated
------------------------------   -----------   -----------    ---------    ------------
Net Sales                        $ 5,579,815   $ 2,376,063    $       -    $  7,955,878
Depreciation and amortization:        84,586        22,956           34         107,576
Net Income:                          509,125       291,173     (240,673)        559,625
Identifiable assets:               5,949,588     2,462,065    2,821,533      11,233,186
Capital expenditures:                 87,842        55,403          188         143,433

For the second quarter of fiscal 2004 and 2003, the Company's Raven division had a Certified Applicator, which accounted for approximately 19% and 25%, respectively of Raven's total sales. For the six months end May 31, 2004 and 2003 this Certified Applicator accounted for approximately 21% and 24%, respectively, of Raven's total sales and 25% and 52%, respectively, of Raven's total trade accounts receivable outstanding. On a combined basis, this customer's accounts receivable balances represented 9% and 18%, respectively, of the Company's total trade accounts receivable at May 31, 2004 and 2003.

The following table presents percentage of total revenues by region.

                       Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
       Region             May 31, 2004         May 31, 2003        May 31, 2004       May 31, 2003
--------------------   ------------------   ------------------   ----------------   ----------------
United States/Canada           74%                  75%                72%                75%
Europe/Middle East             15                    8                 14                  8
Asia/Pacific Rim                8                   13                 11                 13
Other                           3                    4                  3                  4
                              ---                  ---                ---                ---
Total                         100%                 100%               100%               100%

NOTE 7- CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the contribution

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 8- COMMON AND RESTRICTED STOCK

In May 2004 the Company retired 57,600 treasury shares previously shown on the balance sheet at a cost of $201,370.

On March 16, 2004, the Compensation Committee of the Board of Directors approved the grant of 36,200 shares of Common Stock, with an aggregate value of $229,870 to an aggregate of 13 key employees, including four executive officers. The grants were restricted stock awards that vest incrementally through November 30, 2007 assuming the employees remain employed by the Company or its subsidiaries. The value of the common stock will be recognized as compensation expense over the vesting period.

NOTE 9 - SUBSEQUENT EVENT

On June 10, 2004, the Company announced at its annual meeting that its Board of Directors enacted a new dividend policy paying shareholders $0.26 per share annually, distributable at $0.13 per share on a semi-annual basis. An initial semi-annual dividend payment of $0.13 will be paid on July 8, 2004 to shareholders of record on June 28, 2004. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisition.

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

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER ENDED MAY 31, 2004 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the three months ended May 31, 2004 were $5,290,141 compared to $4,284,650 for the same period of the prior year, an increase of $1,005,491 or 23.5%. Net income was $529,153, a $190,762 or 56.4% increase over last year.

Net sales of dispense equipment and spare parts at GCI increased $450,149 or 15.0%. This increase was primarily attributable to increased sales of fiberglass parts and coating systems and to a lesser extent increased sales of foam systems. International and domestic dispense equipment and parts net sales increased 20.8% and 10.3%, respectively. The increase in international sales was primarily a result of increased sales to Europe/Middle East, partially offset by decreased sales to the Asian/Pacific Rim.

Specialty grout and epoxy net sales at Raven were $1,561,981 compared to $1,145,897 for the comparable year-ago period, an increase of $416,084 or 36.3%. This increase is primarily attributable to increased sales to existing Certified Applicators. In addition, Raven had ancillary equipment and part sales of $282,840 compared to $143,582 for the comparable period last year. This increase is primarily attributable to the addition of new Certified Applicators. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $2,703,603, or 51.1% of net sales, in the 2004 period from $2,139,905, or 49.9% of net sales, in the 2003 period. The gross margin dollar increase was primarily due to the increased sales volume. The gross margin percentage increase was a result of both increased sales of epoxy coatings, which are higher margin than equipment sales, and improved profit margins on equipment and spare parts.

Operating expenses for the three months ended May 31, 2004 were $1,873,010 compared to $1,647,912 for the same period of the prior year, an increase of $225,098, or 13.7%. This increase was essentially due to increased sales and marketing costs (principally higher personnel costs at both GCI and Raven), increased Corporate administrative costs and higher research, development and engineering costs at GCI.

Other income decreased $19,470 to $11,078 in the 2004 period, in part due to lower interest income.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SIX MONTHS ENDED MAY 31, 2004 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the six months ended May 31, 2004 were $9,525,591 compared to $7,955,878 for the same period of the prior year, an increase of $1,569,713 or 19.7%. Net income was $817,653, a $258,028 or 46.1% increase over last year.

Net sales of dispense equipment and spare parts at GCI increased $656,319 or 11.8%. This increase was primarily attributable to increased sales of fiberglass systems and parts and coating systems. International dispense equipment and parts net sales increased 28.4%, while domestic dispense equipment and parts net sales were down 1.0%. The increase in international sales was primarily a result of increased sales to Europe/Middle East and to a lesser extent increased sales to the Asian/Pacific Rim.

Specialty grout and epoxy net sales at Raven were $2,846,060 compared to $2,016,285 for the comparable year-ago period, an increase of $829,775 or 41.2%. This increase is primarily attributable to increased sales to existing Certified Applicators. In addition, Raven had ancillary equipment and part sales of $443,397 compared to $359,778 for the comparable period last year. This increase is attributable to the addition of new Certified Applicators. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $4,785,429, or 50.2% of net sales, in the 2004 period from $3,889,472, or 48.9% of net sales, in the 2003 period. The gross margin dollar increase was primarily due to the increased sales volume. The gross margin percentage increase was a result of increased sales of epoxy coatings, which are higher margin than equipment sales.

Operating expenses for the six months ended May 31, 2004 were $3,508,915 compared to $3,057,628 for the same period of the prior year, an increase of $451,287, or 14.8%. This increase was essentially due to increased sales and marketing costs (principally higher personnel costs at both GCI and Raven and increased selling expenses at Raven), increased Corporate administrative costs and higher research, development and engineering costs at GCI.

Other income decreased $20,474 to $24,912 in the 2004 period, in part due to lower interest income.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At May 31, 2004 the Company has cash of $3,951,876, net working capital of $8,903,993 and $3,500,000 available under the revolving line of credit.

As of May 31, 2004 cash provided by operations was $782,157 compared to $759,363 in the comparable period last year. This slight increase was due to changes in working capital. Cash usage in investing activities decreased to $59,244 in the current period from $143,433 for the six months ended May 31, 2003. This decrease was due to decreased spending on property and equipment. Cash used in financing activities was $609,216 in the current period compared to $27,094 cash provided by financing activities in the 2003 period. This increase was primarily due to $645,341 dividends paid to shareholders.

On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

On June 10, 2004, the Company announced that its Board of Directors enacted a new dividend policy paying shareholders $0.26 per share annually, distributable at $0.13 per share on a semi-annual basis. An initial semi-annual dividend payment of $0.13 totaling approximately $342,000 will be paid on July 8, 2004 to shareholders of record on June 28, 2004. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisition.

The Company does not have any other significant commitments or guarantees, except for rental commitments.

The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs and Dividend provisions for the foreseeable future.

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

On June 10, 2004, the Board of Directors approved the grant of 30,000 shares of Common Stock to an aggregate of 15 employees, including three executive officers. The grants were restricted stock awards that vest according to meeting specific performance measures through November 30, 2006.

ITEM 5.  OTHER MATTERS

On June 10, 2004, the Company announced Morris Wheeler and Byron Bradley have been appointed Acting President and Vice President of Operations, respectively, of GCI. Richard Mordarski, GCI's President, has taken a leave of absence while undergoing chemotherapy treatments. Mr. Mordarski has been on a reduced schedule since beginning initial treatment in February

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

         4.2 Amendment to Credit and Security Agreement, Dated April 23, 2004 by and between Cohesant Technologies Inc. and Union Planters Bank N.A.

         31.1   302 Certification of Chief Executive Officer

         31.2   302 Certification of Chief Financial Officer

         32 906 Certification of Chief Executive Officer and Chief Financial Officer

(b) Reports on Form 8-K

         An 8-K was filed on March 17, 2004 to report earnings for the quarter ended February 29, 2004 (Items 7 and 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

      Dated:   June 18, 2004

                                           COHESANT TECHNOLOGIES INC.

                                           BY: /s/ Morris H. Wheeler
                                               ---------------------------------
                                           Morris H. Wheeler
                                           President & Chief Executive Officer

                                           BY: /s/ Robert W. Pawlak
                                               ---------------------------------
                                           Robert W. Pawlak
                                           Chief Financial Officer