Form 10KSB/A
period 2003-11-30
COHESANT TECHNOLOGIES INC
filed 2004-06-22
CIK 928420

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

                         Commission file number: 1-13484

                           COHESANT TECHNOLOGIES INC.
               --------------------------------------------------
              (Exact name of Small Business Issuer in Its charter)

DELAWARE                                                         34-1775913
--------                                                         ----------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                       Identification No.)

         5845 WEST 82ND STREET, SUITE 102
         INDIANAPOLIS, INDIANA                                  46278
         ----------------------                                 -----
         (Address of Principal Executive Offices)             (Zip Code)

Issuer's Telephone Number, Including Area Code:               (317) 871-7611
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

         State issuer's revenues for its most recent fiscal year.  $17,276,183

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 15, 2004. $7,696,560


         As of June 18, 2004, the issuer had 2,629,190 shares of Common Stock, $.001 par value, outstanding.


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

Dated:            June 18, 2004


                               COHESANT TECHNOLOGIES INC.

                               By: /s/  Robert W. Pawlak
                                   ---------------------------------
                                     Robert W. Pawlak
                                     Chief Financial Officer