Form 10QSB
period 2004-08-31
COHESANT TECHNOLOGIES INC
filed 2004-09-30
CIK 928420

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2004

                                       or

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

As of September 28, 2004, the Company has 2,670,890 shares of Common Stock, $.001 par value, outstanding.

      Transitional Small Business Disclosure Format (check one)
                                                             YES [ ] NO [X]

                           COHESANT TECHNOLOGIES INC.

                                      INDEX

TABLE OF CONTENTS                                                                 PAGE
-----------------                                                                 ----
PART I

Item 1. Financial Information

        Cohesant Technologies Inc. Condensed Consolidated
            Balance Sheet as of August 31, 2004 and November 30, 2003...........    1

        Cohesant Technologies Inc. Condensed Consolidated
            Statements of Operations for the Three Months Ended
            August 31, 2004 and August 31, 2003.................................    2

        Cohesant Technologies Inc. Condensed Consolidated
            Statements of Operations for the Nine Months Ended
            August 31, 2004 and August 31, 2003.................................    3

        Cohesant Technologies Inc. Condensed Consolidated
            Statements of Cash Flows for the Nine Months Ended
            August 31, 2004 and August 31, 2003.................................    4

        Notes to Condensed Consolidated Financial Statements....................    5

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...........................................   10

Item 3. Controls and Procedures.................................................   14

PART II

Item 2. Changes in Securities...................................................   14

Item 4. Submission of Matters to a Vote of Security Holders.....................   15

Item 6. Exhibits and Reports on Form 8-K........................................   15

Signatures

PART I

ITEM 1.   FINANCIAL INFORMATION

                           COHESANT TECHNOLOGIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                             August 31, 2004    November 30, 2003
                                                                             ---------------    -----------------
ASSETS:
  Cash and cash equivalents                                                     $  4,549,991       $  3,838,179
  Accounts and note receivable, net of allowance for doubtful
    accounts of $360,205 and $340,000, respectively                                3,362,187          3,244,788
  Inventory                                                                        3,281,003          3,230,100
  Prepaid expenses and other                                                         357,285            249,813
  Deferred tax assets                                                                177,800            177,800
                                                                                ------------       ------------
          Total Current Assets                                                    11,728,266         10,740,680

  Property, plant and equipment, net                                                 528,873            580,945
  Patents and other intangibles, net                                                 117,587            118,291
  Goodwill                                                                           840,254            840,254
  Other noncurrent assets                                                              1,815              1,815
                                                                                ------------       ------------
          Total Assets                                                          $ 13,216,795       $ 12,281,985
                                                                                ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Accounts payable                                                              $  1,096,998       $    914,048
  Accrued salaries, benefits and commissions                                         656,585            691,074
  Accrued taxes                                                                      516,594            307,310
  Other current liabilities                                                          262,815            855,181
                                                                                ------------       ------------
           Total Current Liabilities                                               2,532,992          2,767,613

Commitments and Contingencies

  Shareholders' Equity:
    Common stock ($.001 par value, 10,000,000 shares authorized
      and 2,604,659 and 2,638,965 shares issued, respectively)                         2,605              2,639
    Additional paid-in capital                                                     5,863,112          6,254,394
    Retained earnings                                                              4,818,086          3,458,709
    Treasury stock at cost, (0 and 57,600 shares, respectively)                            -           (201,370)
                                                                                ------------       ------------
           Total Shareholders' Equity                                             10,683,803          9,514,372
                                                                                ------------       ------------

           Total Liabilities and Shareholders' Equity                           $ 13,216,795       $ 12,281,985
                                                                                ============       ============

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    For the Three Months Ended
                                 August 31, 2004    August 31, 2003
                                 ---------------    ---------------

NET SALES                            $ 5,116,265       $ 4,570,128
COST OF SALES                          2,368,254         2,252,914
                                     -----------       -----------
    Gross profit                       2,748,011         2,317,214

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                 273,484           239,133
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES            1,639,218         1,411,642
                                     -----------       -----------
TOTAL OPERATING EXPENSES               1,912,702         1,650,775

                                     -----------       -----------
    Income from operations               835,309           666,439

OTHER INCOME:
      Interest income                     10,022             5,630
      Other income, net                   16,891            16,192
                                     -----------       -----------

INCOME BEFORE TAXES                      862,222           688,261

INCOME TAX PROVISION                    (320,498)         (248,914)
                                     -----------       -----------

NET INCOME                           $   541,724       $   439,347
                                     ===========       ===========
EARNINGS PER COMMON SHARE
  BASIC                              $      0.21       $      0.17
                                     ===========       ===========
  DILUTED                            $      0.20       $      0.17
                                     ===========       ===========
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                               2,600,655         2,578,865
                                     ===========       ===========
   DILUTED                             2,717,603         2,599,907
                                     ===========       ===========

CASH DIVIDENDS PER SHARE             $      0.13       $         -
                                     ===========       ===========

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

\
                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      For the Nine Months Ended
                                  August 31, 2004    August 31, 2003
                                  ---------------    ---------------
NET SALES                            $ 14,641,856       $ 12,526,006
COST OF SALES                           7,108,416          6,319,320
                                     ------------       ------------
     Gross profit                       7,533,440          6,206,686

RESEARCH, DEVELOPMENT AND
    ENGINEERING EXPENSES                  797,387            714,601
SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES             4,624,230          3,993,802
                                     ------------       ------------
TOTAL OPERATING EXPENSES                5,421,617          4,708,403

                                     ------------       ------------
    Income from operations              2,111,823          1,498,283

OTHER INCOME:
      Interest income                      20,360             27,358
      Other income, net                    31,465             39,850
                                     ------------       ------------

INCOME BEFORE TAXES                     2,163,648          1,565,491

INCOME TAX PROVISION                     (804,271)          (566,519)
                                     ------------       ------------

NET INCOME                           $  1,359,377       $    998,972
                                     ============       ============
EARNINGS PER COMMON SHARE
  BASIC                              $       0.52       $       0.39
                                     ============       ============
  DILUTED                            $       0.51       $       0.39
                                     ============       ============
AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING:
   BASIC                                2,590,090          2,574,864
                                     ============       ============
   DILUTED                              2,689,340          2,594,638
                                     ============       ============

CASH DIVIDENDS PER SHARE             $       0.13       $          -
                                     ============       ============

   The accompanying notes are an integral part of these Condensed Consolidated
                             Financial Statements.

                           COHESANT TECHNOLOGIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Nine Months Ended
                                                                August 31, 2004    August 31, 2003
                                                                ---------------    ---------------
CASH FLOWS PROVIDED BY
    OPERATING ACTIVITIES:
  Net income                                                       $ 1,359,377       $   998,972
  Adjustments to reconcile net income to net cash
    provided by operations -
       Depreciation and amortization                                   176,668           163,794
       Non-cash compensation                                            96,384            18,000
       Loss on asset disposal                                              275            10,174
       Provision for doubtful accounts                                  20,205            28,400
  Net change in assets and  liabilities-
       Accounts and note receivable                                   (137,604)         (168,733)
       Inventory                                                       (38,279)         (131,086)
       Prepaid expenses and other                                     (107,472)          263,893
       Accounts payable                                                182,950          (103,619)
       Other current liabilities                                       227,770            89,139
       Other noncurrent assets                                         (17,498)          (26,500)
                                                                   -----------       -----------
       Net cash provided by operating activities                     1,762,776         1,142,434

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Property and equipment additions                                   (128,102)         (217,180)
                                                                   -----------       -----------
        Net cash used in investing activities                         (128,102)         (217,180)

CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                              64,436            34,374
   Cash dividends paid to stockholders                                (987,298)                -
   Purchase of Common Stock                                                  -            (7,280)
                                                                   -----------       -----------
        Net cash provided by (used in)  financing activities          (922,862)           27,094
                                                                   -----------       -----------
NET INCREASE  IN CASH AND CASH EQUIVALENTS                             711,812           952,348

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                3,838,179         1,816,238
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                    $ 4,549,991       $ 2,768,586
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

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Restricted stock grants are not considered issued and outstanding until vested, but are included in diluted earnings per share. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been issued or converted into shares at the earliest date possible. In determining diluted earnings per share, stock options were included in the calculation as their effect was dilutive.

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

                                                 3 MONTHS ENDED                  9 MONTHS ENDED
                                                    AUGUST 31                       AUGUST 31
                                              ----------------------         -----------------------
                                                2004         2003               2004          2003
                                                ----         ----               ----          ----
Net income, as reported                       $ 541,724    $ 439,347         $ 1,359,377   $ 998,972
Add: Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects            65,230        6,000              96,384      18,000

Deduct: Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                   (79,822)     (27,096)           (140,160)    (81,288)
                                              ---------    ---------         -----------   ---------

Pro forma net income                          $ 527,132    $ 418,251         $ 1,315,601   $ 935,684
                                              =========    =========         ===========   =========
Earnings per share:
    Basic -- as reported                      $    0.21    $    0.17        $       0.52   $    0.39
                                              =========    =========        ============   =========
    Basic -- pro forma                        $    0.20    $    0.16        $       0.51   $    0.36
                                              =========    =========        ============   =========

    Diluted -- as reported                    $    0.20    $    0.17        $       0.51   $    0.39
                                              =========    =========        ============   =========
    Diluted -- pro forma                      $    0.19    $    0.16        $       0.49   $    0.36
                                              =========    =========        ============   =========

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REVOLVING LINE OF CREDIT

On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

NOTE 6- SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the periods ended August 31, 2004 and 2003 is as follows:

Three Months Ended
August 31, 2004                       GCI           Raven         Corporate     Consolidated
---------------                       ---           -----         ---------     ------------
Net Sales:                        $ 3,682,694    $ 1,433,571    $         -     $ 5,116,265
Depreciation and amortization:         13,253          2,277         57,865          42,335
Net Income:                           511,784        236,293       (206,353)        541,724
Identifiable assets:                5,880,845      2,519,569      4,816,381      13,216,795
Capital expenditures:                  57,244         10,589          1,025          68,858

Three Months Ended
August 31, 2003                      GCI           Raven         Corporate     Consolidated
---------------                      ---           -----         ----------    ------------
Net Sales:                        $ 3,045,015    $ 1,525,113     $        -    $ 4,570,128
Depreciation and amortization:         11,173          1,502         56,218         43,543
Net Income:                           337,469        245,911       (144,033)       439,347
Identifiable assets:                5,842,379      2,791,021      3,166,071     11,799,471
Capital expenditures:                  37,590         36,157              -         73,747

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Nine Months Ended
August 31, 2004                      GCI            Raven        Corporate     Consolidated
---------------                      ---            -----        ---------     ------------
Net Sales:                        $ 9,918,828    $ 4,723,028     $        -    $14,641,856
Depreciation and amortization:        131,612         39,285          5,771        176,668
Net Income:                         1,123,299        780,424       (544,346)     1,359,377
Identifiable assets:                5,880,845      2,519,569      4,816,381     13,216,795
Capital expenditures:                  96,367         22,774          8,961        128,102

Nine Months Ended
August 31, 2003                       GCI          Raven         Corporate     Consolidated
---------------                       ---          -----         ---------     ------------
Net Sales:                        $ 8,624,830    $ 3,901,176     $        -    $12,526,006
Depreciation and amortization:        128,129         34,129          1,536        163,794
Net Income:                           846,594        537,084       (384,706)       998,972
Identifiable assets:                5,842,379      2,791,021      3,166,071     11,799,471
Capital expenditures:                 125,432         91,560            188        217,180

For the third quarter of fiscal 2004 and 2003, the Company's Raven division had a Certified Applicator, which accounted for approximately 22% and 18%, of Raven's total sales in each period, respectively. For the nine months ended August 31, 2004 and 2003 this Certified Applicator accounted for approximately 21% and 22%, respectively, of Raven's total sales and 29% and 34%, respectively, of Raven's total trade accounts and note receivable outstanding. On a combined basis, this customer's accounts and note receivable balances represented 9% and 13%, respectively, of the Company's total trade accounts and note receivable at August 31, 2004 and 2003.

The following table presents percentage of total revenues by region.


                             Three Months Ended         Three Months Ended         Nine Months Ended         Nine Months Ended
Region                        August 31, 2004            August 31, 2003            August 31, 2004           August 31, 2003
-------                       ---------------            ---------------            ---------------           ---------------
United States/Canada                  72%                        74%                       72%                       74%
Europe/Middle East                    12                         10                        13                         9
Asia/Pacific Rim                      11                         14                        11                        14
Other                                  5                          2                         4                         3
                                     ---                        ---                       ---                       ---
Total                                100%                       100%                      100%                      100%

NOTE 7- CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization operating under section 501(c)(3) of the United States Internal Revenue Code. In connection with the

                           COHESANT TECHNOLOGIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 8 - COMMON AND RESTRICTED STOCK

In May 2004 the Company retired 57,600 treasury shares previously shown on the balance sheet at a cost of $201,370.

On March 16, 2004, the Compensation Committee of the Board of Directors approved the grant of 36,200 shares of Common Stock, with an aggregate value of $229,870 to an aggregate of 13 key employees, including four executive officers. The grants were restricted stock awards that vest incrementally through November 30, 2007 assuming the employees remain employed by the Company or its subsidiaries. The value of the common stock will be recognized as non cash compensation expense over the vesting period.

On June 10, 2004, the Board of Directors approved the grant of 30,000 shares of Common Stock to an aggregate of 15 employees, including three executive officers. The grants were restricted stock awards that may vest according to meeting specific performance measures through November 30, 2006. The value of the common stock will be recognized as non cash compensation expense over the vesting period.

NOTE 9 - DIVIDENDS

On June 10, 2004, the Company announced that its Board of Directors enacted a new dividend policy paying shareholders $0.26 per share annually, distributable at $0.13 per share on a semi-annual basis. An initial semi-annual dividend payment of $0.13 totaling $341,957 was paid on July 8, 2004 to shareholders of record on June 28, 2004. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisition.

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

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2004 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the three months ended August 31, 2004 were $5,116,265 compared to $4,570,128 for the same period of the prior year, an increase of $546,137 or 12.0%. Net income was $541,724, a $102,377 or 23.3% increase over last year.

Net sales of dispense equipment and spare parts at GCI increased $637,679 or 20.9%. This increase was primarily attributable to increased sales of fiberglass dispense equipment and spare parts, coatings dispense equipment and coatings and polyurethane spare parts, which was partially offset by decreased sales of polyurethane dispense equipment. Domestic and international dispense equipment and parts net sales increased 26.6% and 14.4%, respectively. The increase in international sales was primarily a result of increased sales to Europe/Middle East and South America, partially offset by decreased sales to Canada.

Specialty grout and epoxy net sales at Raven were $1,360,240 compared to $1,371,387 for the comparable year-ago period, a decrease of $11,147 or less than 1%. In addition, Raven had ancillary equipment and part sales of $73,331 compared to $153,726 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $2,748,011, or 53.7% of net sales, in the 2004 period from $2,317,214, or 50.7% of net sales, in the 2003 period. The gross margin dollar increase was primarily due to the increase sales volume as well as increased profitability on dispense equipment and spare parts. The gross margin percentage increase was a result of increased profitability on dispense equipment and spare parts net sales.

Operating expenses for the three months ended August 31, 2004 were $1,912,702 compared to $1,650,775 for the same period of the prior year, an increase of $261,927, or 15.9%. This increase was primarily due to increased administrative expenses (principally higher personnel costs at Corporate and GCI) and to a lesser extent increased sales and marketing costs and research, development and engineering expenses at GCI. The increased sales and marketing expenses were primarily due to higher personnel costs at both GCI and Raven, selling expenses at Raven and various other costs at GCI.

Other income increased $5,091 over the 2003 period. This increase was primarily attributable to higher interest income.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED AUGUST 31, 2004 AS COMPARED TO THE SAME PERIOD IN THE PRIOR YEAR.

Net sales for the nine months ended August 31, 2004 were $14,641,856 compared to $12,526,006 for the same period of the prior year, an increase of $2,115,850 or 16.9%. Net income was $1,359,377, a $360,405 or 36.1% increase over last year.

Net sales of dispense equipment and spare parts at GCI increased $1,293,998 or 15.0%. This increase was primarily attributable to increased sales of fiberglass dispense equipment and spare parts, coatings dispense equipment and coatings and polyurethane spare parts, which was partially offset by decreased sales of polyurethane dispense equipment. Domestic and international net sales increased 8.4% and 23.3%, respectively. The increase in international sales was primarily a result of increased sales to Europe/Middle East.

Specialty grout and epoxy net sales at Raven were $4,206,300 compared to $3,387,672 for the comparable year-ago period, an increase of $818,628 or 24.2%. In addition, Raven had ancillary equipment and part sales of $516,728 compared to $513,504 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators are added or existing applicators decide to increase their capacity by buying additional equipment.

The Company's gross margin increased to $7,533,440, or 51.5% of net sales, in the 2004 period from $6,206,686, or 49.6% of net sales, in the 2003 period. The gross margin dollar increase was primarily attributable to increased sales volume and improved gross margin percentages on dispense equipment and spare parts. The gross margin percentage increase was primarily attributable to increased sales of epoxy coatings, which are higher margin than equipment sales and improved profit margins on equipment and spare parts.

Operating expenses for the nine months ended August 31, 2004 were $5,421,617 compared to $4,708,403 for the same period of the prior year, an increase of $713,214, or 15.1%. This increase was primarily due to increased sales and marketing costs at both GCI and Raven, increased administrative expenses (principally higher personnel costs at Corporate and GCI), and increased research, development and engineering expenses at GCI. The increase in sales and marketing expenses were primarily a result of increased personnel costs at both GCI and Raven and increased selling expenses at Raven.

Other income decreased $15,383 to $51,825 in the 2004 period, in part due to lower interest income.

                           COHESANT TECHNOLOGIES INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At August 31, 2004 the Company has cash of $4,549,991, net working capital of $9,195,274 and $3,500,000 available under the revolving line of credit.

For the nine months ended August 31, 2004 cash provided by operations was $1,762,776 compared to $1,142,434 in the comparable period last year. This increase was due to favorable changes in working capital. Cash usage in investing activities decreased to $128,102 in the current period from $217,180 in the prior year period. This decrease was due to decreased spending on property and equipment. Cash used in financing activities was $922,862 in the current period compared to $27,094 cash provided by financing activities in the 2003 period. This increase was almost entirely due to the Company initiated dividend program.

On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

On June 10, 2004, the Company announced that its Board of Directors enacted a new dividend policy paying shareholders $0.26 per share annually, distributable at $0.13 per share on a semi-annual basis. An initial semi-annual dividend payment of $0.13 totaling $341,957 was paid on July 8, 2004 to shareholders of record on June 28, 2004. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisition.

The Company does not have any other significant commitments or guarantees, except for rental commitments.

The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital needs and dividend provisions for the foreseeable future.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to

                           COHESANT TECHNOLOGIES INC.

differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural component dispensing systems and a reduction in growth of markets for the Company's epoxy coating systems

ITEM 3. CONTROLS AND PROCEDURES

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

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2004, the Compensation Committee of the Board of Directors approved the grant of 36,200 shares of Common Stock to an aggregate of 13 key employees, including four executive officers. The grants were restricted stock awards that vest incrementally through November 30, 2007 assuming the employees remain employed by the Company or its subsidiaries.

On June 10, 2004, the Board of Directors approved the grant of 30,000 shares of Common Stock to an aggregate of 15 employees, including three executive officers. The grants were restricted stock awards that may vest according to meeting specific performance measures through November 30, 2006.

                           COHESANT TECHNOLOGIES INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      a) The Company's annual meeting of stockholders was held on June 10, 2004.

      b) At the annual meeting, the Company's stockholders elected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2005.

      c) At the annual meeting, the Company's stockholders ratified the appointment of Ernst & Young LLP as auditors of the Company for fiscal 2004. The holders of 2,517,288 shares of Common Stock voted to ratify the appointment, the holders of 2,900 shares voted against the ratification and the holders of 65 shares abstained.

            The following tabulation represents voting for the Directors:

                                                                      Withheld
                                        For                           Authority
                                     ---------                        ---------
Michael L.  Boeckman                 2,511,399                          8,854
Morton A. Cohen                      2,511,199                          9,054
Dwight D. Goodman                    2,508,799                         11,454
Richard L. Immerman                  2,514,753                          5,500
Morris H. Wheeler                    2,510,850                          9,403

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit

            31.1  302 Certification of Chief Executive Officer

            31.2  302 Certification of Chief Financial Officer

            32 906 Certification of Chief Executive Officer and Chief Financial Officer

      (b)   Reports on Form 8-K
            An 8-K was filed on June 16, 2004 to report second quarter earnings (Items 7 and 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

   Dated: September 29, 2004

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