Form 10KSB
period 2004-11-30
COHESANT TECHNOLOGIES INC
filed 2005-02-03
CIK 928420

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
1934

For the fiscal year ended November 30, 2004

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $19,312,180.

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of December 31, 2004. $11,566,061.

      As of December 31, 2004, the Issuer had 2,677,115 shares of Common Stock, $.001 par value, outstanding.

Documents incorporated by reference: None

TABLE OF CONTENTS

                                                                             PAGE
PART I

Item 1.     Description of Business                                            3

Item 2.     Properties                                                        10

Item 3.     Legal Proceedings                                                 11

Item 4.     Submission of Matters to a vote of Security
              Holders                                                         11

PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholders Matters                                            11

Item 6.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             13

Item 7.     Financial Statements                                              18

Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             18

Item 8A.    Controls and Procedures                                           18

Item 8B.    Other Information                                                 18

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a)                                   19

Item 10.    Executive Compensation                                            21

Item 11.    Security Ownership of Certain Beneficial Owners
              and Management                                                  23

Item 12.    Certain Relationships and Related Transactions                    24

Item 13.    Exhibits                                                          24

Item 14.    Principle Accounting Fees and Services                            26

Index to Financial Statements                                                 F-1

Signatures and Exhibits

FORWARD LOOKING STATEMENTS

      Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statements. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for two component dispense equipment systems and a reduction in growth of markets for the Company's two component epoxy coating and grout products.

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

      For the years ended November 30, 2004 and 2003, the Company had net sales of $19,312,180 and $17,276,183, respectively, of which $13,851,974 and
$12,167,709, respectively, were for
equipment systems and replacement parts and $5,460,206 and $5,108,474, respectively, were for coating and grout products.

      The Company, which was organized in 1994, conducts business through its subsidiaries, GlasCraft, Inc. ("GCI"), an Indiana corporation, and Raven Lining Systems, Inc. ("Raven"), an Oklahoma corporation. As used herein, the term "Company" includes the operations of Cohesant and its wholly-owned subsidiaries GCI and Raven, unless the context indicates otherwise. The Company's business address is 5845 West 82nd Street, Suite 102, Indianapolis, Indiana 46278. The Company's web address is www.cohesant.com.

(b)   Narrative Description of Business

PRODUCTS

GlasCraft, Inc.

      GCI designs and manufactures a wide range of specialized dispense equipment systems, which are used to dispense multi-component formulations such as fiberglass reinforced plastics, polyurea and polyurethane coatings and polyurethane foam. Net sales of dispense equipment systems amounted to $6,751,902 and $5,656,687 for the fiscal years ended November 30, 2004 and 2003, respectively, representing 35.0% and 32.7%, respectively, of net sales. A significant portion of the Company's business is the sale of replacement and spare parts for its current and discontinued dispense equipment. The Company maintains an inventory of approximately 6,000 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $6,517,165 and $5,831,810, representing 33.7% and 33.8% of net sales for the fiscal years ended November 30, 2004 and 2003, respectively.

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

      The United States Occupational Safety and Health Administration ("OSHA") and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals ("VOC's") such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI primarily sells dispense equipment systems in the fiberglass market outfitted with its patented Multiport Impingement Technology which reduces VOC's and increases transfer efficiency. Multiport Impingement Technology is spray technology that reduces atomization by increasing the size of the sprayed droplets, while maintaining a quality spray pattern. Increased transfer efficiency results in less waste of product. GCI also sells dispense equipment systems which utilize its patented Air Assist Containment ("AAC") which improves containment of an atomized spray pattern. Improved containment limits emissions of VOC's. An increasing portion of GCI's fiberglass equipment systems are used in the closed mold process or Resin Transfer Molding (RTM). RTM, RTM Lite and other closed molded processes have the ability to further reduce waste and pollutants.

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

Raven Lining Systems

      Raven produces high performance protective coatings under the Raven and AquataPoxy brands. These proprietary formulations of solvent-free coatings and grouts contain no VOC's. As with GCI, Raven benefits significantly from increasing government regulation of VOC's and the resulting trend towards low VOC products. Net sales of Raven and AquataPoxy products amounted to $5,460,206 and $5,108,474, representing 28.3% and 29.6% of net sales for the fiscal years ended November 30, 2004 and 2003, respectively. Additionally Raven sells equipment and spare parts, which is used to apply its coatings and grouts. Net sales of equipment and spare parts amounted to $582,907 and $679,212, representing 3.0% and 3.9% of net sales for the fiscal years ended November 30, 2004 and 2003, respectively. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment.

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

MARKETING

   Distributors and Certified Applicators

      Most of the Company's products are sold through a growing network of independent distributors and Certified Applicators in the United States and overseas. A significant portion of GCI's, and a small portion of Raven's, sales are made directly to large end-users and OEM accounts by factory sales personnel.

      Generally, the products of GCI are sold through over 100 independent domestic and international equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the international distributors sell only industrial equipment. In the fiscal years ended November 30, 2004 and 2003, GCI's ten largest distributors accounted for 40% and 35% of equipment system and replacement parts sales, respectively. Of the foregoing, five of the distributors in fiscal 2004 and four distributors in fiscal 2003 were internationally based. GCI provides training to the distributors and customers in the use of its equipment systems and products.

      Raven primarily markets its products, application and spray technology through Certified Applicators. Raven presently has forty-four domestic Certified Applicators and one international Certified Applicator. For the fiscal years ended November 30, 2004 and 2003 Raven's ten largest Certified Applicators accounted for 71% and 67%, respectively, of coating and grout product sales.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

      The Company has a research and development program to continually improve its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. In fiscal 2004 the Company revamped its development approach to improve delivery times from development to market. The Company has eleven full-time and one part-time employees devoted to engineering, research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessors. Research, development and engineering expenses for the fiscal years ended November 30, 2004 and 2003 were $1,009,349 and $917,803, respectively, or 5.2% and 5.3%, respectively of net sales. The Company expects this level of research, development and engineering expense to continue or slightly increase in the future. The Company is currently introducing its newly developed and patented Probler P2 gun.

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

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

      The Company holds several U.S. patents and patent applications, all of which are applicable to the Company's specialized two component dispense equipment. No single patent is material to the Company. The Company's patents expire at various times in the future through 2021. In fiscal 2004 GCI received a patent and has an application pending covering the Probler P2 gun. Also, GCI received in fiscal 2004 a patent on its Indy Gel dispense gun.

      The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company holds a United States trademark registration for AAC(R), Aquatapoxy(R), GlasCraft(R) and Raven(R) and promotes these trade names in connection with its marketing activities.

      The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.

EMPLOYEES

      As of December 31, 2004, the Company employed 74 full time and 4 part time persons, 22 of whom are in sales, 12 are in engineering, research and development, 2 are in service, 4 are in quality control, 27 are in manufacturing and 11 are in accounting and administration. The Company believes its relations with its employees are good.

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

ITEM 3. LEGAL PROCEEDINGS

      In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization. MLI agreed to indemnify the Company to assume any costs arising from or out of the past, present or future environmental condition of the site. Subsequent to the donation of the St. Louis property, the Missouri Attorney General's office raised questions regarding the status of the contributed land and advised the affected parties that additional clean-up efforts were necessary. MLI advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts were necessary. Management intends to seek indemnification from MLI for any further clean-up and legal costs. No activity with respect to this matter occurred in Fiscal 2004.

      The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended November 30, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

      The Common Stock of the Company is quoted on the Nasdaq Small Cap Market and listed on the Boston Stock Exchange under the symbol "COHT".

      The following table sets forth the high and low closing bid prices of the Company's Common Stock for each quarter in the two year period ended November 30, 2004, as reported by Nasdaq. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

COMMON STOCK

                                                   Bid Price
                                                   ---------
                                               High           Low
                                               ----           ---
Year Ended November 30, 2003
   First Quarter                             $  4.64        $ 3.03
   Second Quarter                               3.87          3.26
   Third Quarter                                4.25          3.39
   Fourth Quarter                               9.25          3.92

Year Ended November 30, 2004
   First Quarter                             $  7.63        $ 5.75
   Second Quarter                              11.15          6.20
   Third Quarter                               14.97          6.95
   Fourth Quarter                              13.25          8.88

      Substantially all of the holders of common stock maintain ownership of their shares in "street name" accounts and are not, individually, shareholders of record. At November 30, 2004 the Company believes there are in excess of 1,000 beneficial owners of common stock, although there are only 46 holders of record.

      The Company declared its first dividend to shareholders of record at November 30, 2003. This dividend of $.25 a share was paid to shareholders on December 10, 2003.

      In June, 2004, the Company announced that its Board of Directors enacted a new dividend policy paying shareholders $0.26 per share annually, distributable at $0.13 per share on a semi-annual basis. The semi-annual dividend payment of $0.13 was paid on July 8, 2004 and December 10, 2004 to shareholders of record on June 28, 2004 and November 30, 2004. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions.

      The following table sets forth certain information regarding the Company's equity compensation plans as of November 30, 2004:

                                 Number of securities    Weighted-average
                                  to be issued upon      exercise price of       Number of securities
                                     exercise of            outstanding        remaining available for
                                 outstanding options,    options, warrants      future issuances under
Plan Category                    warrants and rights        and rights.       equity compensation plans.
-------------                    --------------------    -----------------    --------------------------
Equity compensation Plans
   approved by Security
         holders                      237,850(1)              $ 3.52                  137,500(1)

Equity compensation Plans
 not approved by Security
          holders                      67,500(2)                 N/A                        0
                                      -------                 ------                  -------
   Total                              305,350                 $ 3.52                  137,500

(1) Represent shares granted or available for grant under the Company's 1994 Employee Stock Option Plan, as amended.

(2) Represents restricted stock awards granted to employees in fiscal 2004. The Company anticipates submitting to shareholders at the 2005 annual meeting a new compensation plan, to replace the 1994 stock option plan, that will provide for the issuance of restricted stock awards, options and other stock rights.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Fiscal Year Ended November 30, 2004 as compared to Fiscal Year Ended November 30, 2003

      Net sales for the fiscal year ended November 30, 2004, were $19,312,180 representing an increase of $2,035,997 or 11.8%, from fiscal 2003 net sales of $17,276,183. Net income was $1,802,267, a $401,658 or 28.7% increase over last year.

      Net sales of dispense equipment and spare parts at GCI increased $1,780,570 or 15.5% to $13,269,067 in fiscal 2004. This increase was primarily attributable to increased sales of fiberglass systems and spare parts, coatings dispense equipment and coatings and polyurethane spare parts. International dispense equipment and spare parts net sales increased 20.4%, while domestic dispense equipment and spare parts net sales increased 11.4%. The increase in international sales was primarily a result of increased sales to Europe/Middle East, due in part to the weakness of the U.S. dollar which helps the Company's exports.

      Specialty grout and epoxy net sales at Raven increased $351,732 or 6.9% to $5,460,206 in fiscal 2004. In addition, Raven had ancillary equipment sales of $582,907 in fiscal 2004 compared to $679,212 in fiscal 2003. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment. Sales of specialty grout and epoxy coatings slowed in the fourth quarter due to inclement weather in key geographic areas which delayed many construction projects and exhausted municipal budgets. This trend may continue into the first portion of 2005.

      The Company's gross margin increased to $9,927,939, or 51.4% of net sales, in fiscal 2004 from $8,655,673, or 50.1% of net sales, in fiscal 2003. The gross margin dollar increase was primarily attributable to increased sales volume and improved gross margin percentages. The gross margin percentage increase was primarily a result of increased profitability on dispense equipment and spares parts net sales. Increases in raw material costs in fiscal 2005 are expected to have a small adverse impact on gross margins, particularly if the Company is unable to fully pass on such increases to its customers.

      Research, development and engineering expenses were $1,009,349 and $917,803 for the fiscal years ended November 30, 2004 and 2003, respectively. This increase of $91,546, or 10.0% was primarily attributable to increased costs at GCI. The Company is currently introducing its newly developed and patented Probler P2 gun.

      Selling, general and administrative expenses were $6,088,932 and $5,613,525 for the fiscal years ended November 30, 2004 and 2003, respectively. This increase of $475,407, or 8.5% was primarily attributable to increased incentive compensation and commission costs attributable to increased sales and profitability.

      Other income, net of other expenses for the fiscal year ended November 30, 2004, decreased $9,638 to $71,376. This decrease was primarily a result of lower finance charge income derived from outstanding trade receivables.

      The effective tax rate for the years ended November 30, 2004 and 2003 was 37.9% and 36.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At November 30, 2004 the Company has cash of $5,036,582, net working capital of $9,628,371 and $3,500,000 available under the revolving line of credit.

      For the fiscal year ended November 30, 2004 cash provided by operations was $2,241,365 compared to $2,248,618 in the comparable period last year. Cash usage in investing activities decreased to $163,500 in the current period from $280,407 in the prior year period. This decrease was due to decreased spending on property and equipment. Cash used in financing activities was $879,462 in the current period compared to $53,730 cash provided by financing activities in the 2003 period. This increase was almost entirely due to the Company initiated dividend program.

      On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the

Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of November 30, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

      On June 10, 2004, the Company announced that its Board of Directors enacted a new dividend policy paying shareholders $0.26 per share annually, distributable at $0.13 per share on a semi-annual basis. A semi-annual dividend payment of $0.13 totaling $341,957 and $347,005 was paid on July 8, 2004 and December 10, 2004, respectively to shareholders of record on June 28, 2004 and November 30, 2004. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions.

      In November 2003 the Company announced its first ever dividend, a dividend of $0.25 per share totaling $645,341 was paid on December 10, 2003 to shareholders of record on November 30, 2003.

      The Company does not have any other significant commitments or guarantees except for rental commitments, which are disclosed in Note 10 to the Consolidated Financial Statements.

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

NEW ACCOUNTING STANDARDS

      On December 16, 2004, the FASB finalized SFAS No. 123R "Share-Based Payment," which will be effective for small business issuers at the beginning of the first interim or annual reporting period after December 15, 2005. The new standard will require the Company to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table in Note 2p.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

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

      In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after

December 31, 2002. The adoption of FIN No. 45 did not have an impact on the financial position or results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

      This information appears in a separate section of this report following
Part III.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

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

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

      The following table sets forth certain information regarding the current Directors and Executive Officers of the Company. Each director holds office from election until the next annual meeting of stockholders or until their successors are duly elected and qualified.

                                                                           DIRECTOR
      NAME                       PRINCIPAL OCCUPATION AND AGE               SINCE
      ----                       ----------------------------               -----
Dwight D. Goodman     Chairman; age 71                                      1994

Morris H. Wheeler     President and Chief Executive Officer,
                      Acting President of GCI; age 44                       1996

J. Stewart Nance      President of Raven Lining Systems Inc.; age 49
                                                                            N/A

Robert W. Pawlak      Chief Financial Officer and Secretary; age 36         N/A

Michael L. Boeckman   Chief Financial Officer and Administrative Partner
                      of Cohen & Co.; age 58                                1994

Morton A. Cohen       Chairman and Chief Executive Officer of Clarion
                      Corp.; age 69                                         1994

Richard L. Immerman   President of BleachTech LLC; age 54                   1998

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

      MORRIS H. WHEELER has been a Director of the Company since 1996 and Chief Executive Officer and President since January 2002. In June 2004 Mr. Wheeler became Acting President of GCI. In 1999, Mr. Wheeler founded Drummond Road LLC, an investment management company involved in the management of the venture capital portfolio of Clarion Capital Corporation ("Clarion"). Prior to founding Drummond Road, from April 1998 to June 1999, Mr. Wheeler was the founder and Chief Executive Officer of sputnik7.com (formerly BlueTape, LLC), an Internet media company, which won a Webby for Music Entertainment. Prior to April 1998, Mr. Wheeler served in various executive capacities with Clarion.

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

      Michael L. Boeckman has been a Director of the Company since 1994. Mr. Boeckman has been Administrative Partner and Chief Financial Officer of Cohen & Co., a Northeast Ohio regional based accounting firm (no relation to Morton A. Cohen), since October 2000 and December 1996, respectively. From May 1996 through December 1996, Mr. Boeckman was a self-employed business consultant. From July 1994 until May 1996, Mr. Boeckman was the Company's President and Chief Operating Officer.

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

      Richard L. Immerman has been a Director of the Company since 1998. Mr. Immerman is President of BleachTech LLC, a manufacturer of sodium hypochlorite, since its inception in January 2002. Mr. Immerman is a partner of Chemical Ventures (manufacturer of magnesium chloride) a position he has held for over five years. Until March 2003, Mr. Immerman was also owner of Functional Products Inc., a supplier of lubricant additives.

      The audit committee consists of Michael L. Boeckman, Morton A. Cohen, Chairman, and Richard L. Immerman. Michael L. Boeckman has been designated by the Board of Directors as the "Audit Committee Financial Expert" under SEC rules and he also meets the NASD's professional experience requirement.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2004, 2003, 2002 for each individual who served as Chief Executive Officer and the other two most highly compensated executives of the Company. No other executive officer received compensation in excess of $100,000 during such year.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM
                                                                    COMPENSATION AWARDS
                                                                    -------------------
                                                                               SECURITIES
                                                                   RESTRICTED  UNDERLYING
                                                     OTHER ANNUAL    STOCK      OPTIONS     ALL OTHER
    NAME AND PRINCIPAL    FISCAL                     COMPENSATION   AWARDS($)  (SHARES)_   COMPENSATION
         POSITION          YEAR    SALARY    BONUS       (1)          (2)         (3)          (4)
         --------          ----    ------    -----       ---          ---         ---          ---
Morris H. Wheeler          2004   $153,010  $91,869      $ 0        $ 70,125         0       $ 6,510
President, Chief           2003    143,000   50,050        0         107,998         0         6,259
Executive Officer &        2002    100,000   35,000        0               0    25,000         2,172
Acting President of GCI

J. Stewart Nance           2004    111,500   96,500        0          36,525         0         6,533
President - Raven Lining   2003    107,500   92,500        0          16,442         0         6,493
Systems, Inc.              2002    101,500   78,500        0               0     5,000         5,550

Robert W. Pawlak Chief     2004     88,275   39,732        0          25,950         0         4,235
Financial Officer &        2003     82,500   28,875        0          30,270         0         3,552
Secretary

(1) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.

(2) The restricted stock awards reflect (i) in the 2004 period shares granted in June 2004 which are subject to continued employment vesting and may vest earlier based on certain performance objectives being met and shares granted in December 2004 which are fully vested (ii) in the 2003 period the amount presented represents shares granted in March 2004 as long term incentive compensation for fiscal 2003 which are subject to continued employment vesting and included a portion of cash compensation paid to cover employees withholding taxes on the grant. The dollar value of the restricted shares issued to the individuals are based on the Company's stock prices on the dates of issue. The number and value of the aggregate restricted stock holdings on November 30, 2004 for individuals named in the table are as follows: Morris H. Wheeler 21,700 shares ($274,939),
      J. Stewart Nance 6,650 shares ($84,256), Robert W. Pawlak 7,150 shares ($90,591).

(3) Options were granted in December 2002 as long term incentive compensation for fiscal 2002.

(4) Includes corporate contributions to the Company's 401(k) Plan and dollar value of additional life insurance paid by the Company as reported on form W-2.

OPTION GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)

No stock options were granted during fiscal year 2004. The Company determined issuing restricted stock awards in lieu of stock options was a more effective means of aligning employees' interests with those of the Company's shareholders.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the chief executive officers and the other executives of the Company named in the compensation table.

                                                                            Value of Unexercised
                                              Number of Unexercised       In-The-Money Options at
                                          Options at November 30, 2004       November 30, 2004
                                          ----------------------------       -----------------
                     SHARES
                   ACQUIRED ON   VALUE
     NAME            EXERCISE   REALIZED  EXERCISABLE    UNEXERCISABLE  EXERCISABLE    UNEXERCISABLE
     ----          ----------   --------  -----------    -------------  -----------    -------------
Morris H. Wheeler       0          0        56,250          18,750       $ 526,938       $160,313
J. Stewart Nance        0          0        11,000           7,000         103,020         62,840
Robert W. Pawlak        0          0         8,500           9,500          78,195         83,065

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                      Estimated Future Payouts Under Long-
                                                              Term Incentive Plan
                                                              -------------------
                                Performance or other
                    Number of       Period Until       Threshold     Target     Maximum
     Name            Shares     Maturation of Payout      (2)          (3)        (4)
     ----            ------     --------------------      ---          ---        ---
Morris H. Wheeler   3,500       Shares Fully Vested      3,500            0      3,500
                    3,750 (1)   11/30/06 - 6/10/11           0        3,750      3,750

J. Stewart Nance      700       Shares Fully Vested        700            0        700
                    3,750 (1)   11/30/06 - 6/10/11           0        3,750      3,750

Robert W. Pawlak      600       Shares Fully Vested        600            0        600
                    2,500 (1)   11/30/04 - 6/10/11         400        2,100      2,500

(1) Shares vest on a cliff basis at June 10, 2011, subject to earlier incremental vesting based on achieving performance objectives related to the Company's long-term strategic growth plan. The actual number of shares that will vest may be less than the numbers shown, if the executive's employment terminates before the vesting of the shares.

(2) Threshold: Represents the number of shares that vested on November 30,2004 or earlier in the fiscal year.

(3) Target: Represents the number of shares that were not vested as of November 30, 2004.

(4) Maximum: Represents the aggregate number of granted shares, vested and unvested as of November 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2004, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:

                                                     PERCENTAGE OF
     NAME AND ADDRESS        AMOUNT AND NATURE OF     OUTSTANDING
   OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP     SHARES OWNED
   -------------------       --------------------     ------------
Morton A. Cohen
1801 East 9th Street
Cleveland, Ohio 44114         1,268,980(1)(2)            47.3%

Clarion Capital
Corporation
1801 East 9th Street
Cleveland, Ohio 44114         1,175,980                  43.9%

Michael L. Boeckman              13,283(2)                  *

Dwight D. Goodman                63,155(2)                2.4%

Richard L. Immerman              52,000(2)                1.9%

J. Stewart Nance                122,237(2)(3)(4)          4.5%

Robert W. Pawlak                 50,557(2)(3)             1.9%

Morris H. Wheeler               134,015(2)(3)             4.9%

All directors and
executive officers as a
group (7 persons)             1,704,227(4)(5)            61.0%

* Represents less than 1%

(1) Includes 1,175,980 shares owned of record by Clarion Capital Corporation ("Clarion"), an entity of which Mr. Cohen is a principal.

(2) Includes shares issuable upon exercise of options exercisable within 60 days of the date hereof as follows: Mr. Cohen 5,000 shares, Mr. Boeckman 5,000 shares, Mr. Goodman 7,500 shares,

      Mr. Immerman 15,000 shares, Mr. Nance 12,250 shares, Mr. Pawlak 11,000 shares, and Mr. Wheeler 62,500 shares.

(3) Includes shares owned in the Company sponsored 401k Plan as of December 31, 2004 as follows: Mr. Nance 39,239 shares, Mr. Pawlak 3,889 shares, and Mr. Wheeler 2,888 shares.

(4)   Includes 4,285 shares owned by children of Mr. Nance.

(5) Includes 118,250 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 46,016 shares owned in the Company sponsored 401k Plan as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has an Employment Agreement with Morris H. Wheeler, its Chief Executive Officer, which expires on December 31, 2005. Under the terms of the Agreement, Mr. Wheeler receives a salary of $175,000, adjusted annually for inflation. Additionally, the Company paid a fee of $50,000 in Fiscal 2004 to an entity controlled by Mr. Wheeler for the provision of office space for personnel and other management support.

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

      The Company has a Financial Advisory Agreement with Clarion pursuant to which Clarion provides management support. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects, as requested. Under the agreement, Clarion received $52,000 in fiscal 2004.

ITEM 13. EXHIBITS

            *3.1  Certificate of Incorporation of the Company, as corrected.

           **3.2  By-Laws of the Company, as amended.

          ***4.1 Credit and Security Agreement, dated May 15, 1998, by and between the Company and NBD Bank, N.A.

          ###4.2 Amendment to Credit and Security Agreement, dated April 23, 2004, by and between the Company and Union Planters Bank, N.A., the successor to NBD Bank, N.A.

           #10.1  The Company's 1994 Employee Stock Option Plan, as amended.

        ****10.2 Lease Agreement between GlasCraft, Inc. and ProLogis North Carolina Limited Partnership.

          ##10.3 Amendment to Lease Agreement between GlasCraft, Inc. and ProLogis North Carolina Limited Partnership.

       *****10.4  Employment Agreement with Morris Wheeler, Chief Executive
                  Officer.

            10.5 Amendment to Employment Agreement with Morris Wheeler, Chief Executive Officer.

        ####14 Code of Ethics for Executive Officers and All Senior Financial Officers.

            21    Subsidiaries of the Registrant.

            23    Consent of Independent Public Accountants

            31.1  302 Certification of Chief Executive Officer

            31.2  302 Certification of Chief Financial Officer

            32    906 Certification of Principal Executive and Financial
                  Officers

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

     ## Incorporated herein by reference to the Exhibit to the Company's Quarterly report on Form 10-QSB for the quarter ended August 31, 2003.

    ### Incorporated herein by reference to Exhibit 4.2 included in the Company's Quarterly report on Form 10-QSB for the quarter ended May 31, 2004.

   #### Incorporated herein by reference to the Exhibit to the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP:

                               Fiscal         Fiscal
                                2004           2003
                                ----           ----
Audit Fees                    $ 68,325       $ 63,455
Audit Related Fees               3,275          1,495
Tax Fees                        23,675         26,730
All Other Fees                   1,800              0
                              --------       --------
                              $ 97,075       $ 91,680

      Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of financial statements in the Company's Form 10QSB Reports.

      Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above. In 2004 the fees were derived from research and consultation in connection with compensation planning. In 2003 the fees were derived from consultation in connection with Sarbanes Oxley.

      Tax Fees: Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. The nature of services in both years primarily consisted of tax provision review and tax return preparation.

      All Other Fees: In fiscal 2004 other fees represent research and consultation services. The nature of these services was research relating to a potential acquisition. For the fiscal year ended November 30, 2003, the Company was not billed any additional fees for services by Ernst & Young, LLP other than the services covered under the captions "Audit Fees", "Audit Related Fees" and "Tax Fees" above.

      All services listed were pre-approved by the Audit Committee.

      The Audit Committee of the Board has considered whether the services described above are compatible with maintaining the independent accountant's independence and has determined that such services have not adversely affected Ernst & Young LLP's independence.

                           COHESANT TECHNOLOGIES INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                     F-2
Consolidated Balance Sheets as of November 30, 2004 and
     2003                                                                   F-3
Consolidated Statements of Income for the Years Ended,
     November 30, 2004 and 2003                                             F-5
Consolidated Statements of Shareholders' Equity
     for the Years Ended November 30, 2004 and 2003                         F-6
Consolidated Statements of Cash Flows for the Years Ended
     November 30, 2004 and 2003                                             F-7
Notes to Consolidated Financial Statements                                  F-8

             Report of Independent Registered Public Accounting Firm

The Board of Directors
Cohesant Technologies Inc.

We have audited the accompanying consolidated balance sheets of Cohesant Technologies Inc. as of November 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesant Technologies Inc. at November 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Indianapolis, Indiana
December 16, 2004

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2004 AND 2003

                                     ASSETS

                                                                                    2004             2003
                                                                                    ----             ----
ASSETS:
Cash and cash equivalents                                                       $  5,036,582     $  3,838,179
Accounts and note receivable, net of allowance for doubtful accounts of
       $302,000 and $340,000, respectively                                         3,297,305        3,244,788
Inventory                                                                          3,367,947        3,230,100
Prepaid expenses and other                                                           272,032          249,813
Deferred tax assets                                                                  210,000          239,100
                                                                                ------------     ------------
       Total current assets                                                       12,183,866       10,801,980

Property, plant and equipment, net                                                   520,866          580,945
Patents and other intangibles, net of accumulated amortization of  $139,278
        and  $126,500, respectively                                                  125,296          118,291
Goodwill                                                                             840,254          840,254
Other noncurrent assets                                                                1,815            1,815
                                                                                ------------     ------------
       Total assets                                                             $ 13,672,097     $ 12,343,285
                                                                                ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                           CONSOLIDATED BALANCE SHEETS

                        AS OF NOVEMBER 30, 2004 AND 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                    2004             2003
                                                                                    ----             ----
LIABILITIES:
Accounts payable                                                                $    983,798     $    914,048
Accrued salaries, benefits and commissions                                           786,713          691,074
Accrued taxes                                                                        240,860          307,310
Other current liabilities                                                            544,124          855,181
                                                                                ------------     ------------
        Total current liabilities                                                  2,555,495        2,767,613

Deferred tax liability                                                               228,200           61,300
                                                                                ------------     ------------
         Total liabilities                                                         2,783,695        2,828,913

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 10,000,000 shares authorized and
          2,613,965 and 2,638,965 shares issued, respectively)                         2,614            2,639
Additional paid-in capital                                                         6,313,774        6,254,394
Retained earnings                                                                  4,572,014        3,458,709
Treasury stock at cost,  57,600  shares                                                    -         (201,370)
                                                                                ------------     ------------
         Total shareholders' equity                                               10,888,402        9,514,372

                                                                                ------------     ------------
         Total liabilities and shareholders' equity                             $ 13,672,097     $ 12,343,285
                                                                                ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                                                    2004             2003
                                                                                    ----             ----
NET SALES                                                                       $ 19,312,180     $ 17,276,183
COST OF SALES                                                                      9,384,241        8,620,510
                                                                                ------------     ------------
          Gross profit                                                             9,927,939        8,655,673

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES                                     1,009,349          917,803
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                       6,088,932        5,613,525
                                                                                ------------     ------------
TOTAL OPERATING EXPENSES                                                           7,098,281        6,531,328

                                                                                ------------     ------------
          Income from operations                                                   2,829,658        2,124,345

OTHER INCOME:
  Interest income                                                                     34,893           32,915
  Other income, net                                                                   36,483           48,099
                                                                                ------------     ------------

INCOME BEFORE TAXES                                                                2,901,034        2,205,359

INCOME TAX PROVISION                                                              (1,098,767)        (804,750)
                                                                                ------------     ------------

NET INCOME                                                                      $  1,802,267     $  1,400,609
                                                                                ============     ============

EARNINGS PER SHARE BASIC                                                        $       0.69     $       0.54
                                                                                ============     ============

EARNINGS PER SHARE DILUTED                                                      $       0.67     $       0.54
                                                                                ============     ============

WEIGHTED AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING
  BASIC                                                                            2,593,759        2,575,971
                                                                                ============     ============
  DILUTED                                                                          2,698,662        2,611,213
                                                                                ============     ============

CASH DIVIDENDS PER SHARE                                                        $       0.26     $       0.25
                                                                                ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                        Additional                               Total
                                      Common Stock       Paid-in      Retained     Treasury   Shareholders'
                                   Capital     Amount    Capital      Earnings      Stock        Equity
                                   -------     ------    -------      --------      -----        ------
BALANCE, November 30, 2002        2,614,465   $ 2,615   $6,192,140   $2,703,441   $(194,090)  $ 8,704,106

Exercise of stock options and
related tax benefits                 24,500        24       60,986            -           -        61,010

Purchase 2,000 shares of common
stock                                     -         -            -            -      (7,280)       (7,280)

Dividends Declared                        -         -            -     (645,341)          -      (645,341)

Non-cash compensation                     -         -       24,000            -           -        24,000

Interest on notes for restricted
stock                                     -         -      (22,732)           -           -       (22,732)

Net income                                -         -            -    1,400,609           -     1,400,609
                                  ---------   -------   ----------   ----------   ---------   -----------
BALANCE, November 30, 2003        2,638,965     2,639    6,254,394    3,458,709    (201,370)    9,514,372

Exercise of stock options and
related tax benefits                 20,400        21      107,815            -           -       107,836

Treasury Stock Retired              (57,600)      (58)    (201,312)                 201,370             -

Dividends Declared                        -         -            -     (688,962)          -      (688,962)

Interest on notes for restricted
stock                                     -         -      (11,806)           -           -       (11,806)

Non-cash compensation                12,200        12      164,683            -           -       164,695

Net income                                -         -            -    1,802,267           -     1,802,267

                                  ---------   -------   ----------   ----------   ---------   -----------
BALANCE, November 30, 2004        2,613,965   $ 2,614   $6,313,774   $4,572,014   $       -   $10,888,402
                                  =========   =======   ==========   ==========   =========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 2004 AND 2003

                                                                       2004               2003
                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 1,802,267        $ 1,400,609
  Adjustments to reconcile net income
    to net cash provided by operating activities -
      Depreciation and amortization                                     247,169            222,511
      Non-cash compensation                                             164,695             24,000
      Loss on asset disposal                                                275             12,547
      Deferred income taxes                                             156,839             87,200
      Provision for doubtful accounts                                    26,390             68,560
      Net change in assets and liabilities-
          Accounts and note receivable                                  (78,907)            44,691
          Inventories                                                  (168,717)           (14,519)
          Prepaid expenses and other                                    (22,219)           369,230
          Accounts payable                                               69,750           (157,854)
          Other current liabilities                                      55,629            214,347
          Other noncurrent assets                                       (11,806)           (22,704)
                                                                    -----------        -----------
          Net cash provided by operating activities                   2,241,365          2,248,618

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Patent additions                                                      (19,783)           (15,024)
  Property and equipment additions                                     (143,717)          (265,383)
                                                                    -----------        -----------
          Net cash used in investing activities                        (163,500)          (280,407)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Purchase of common stock                                                    -             (7,280)
  Proceeds from exercise of stock options                               107,836             61,010
  Cash dividends paid to stockholders                                  (987,298)                 -
                                                                    -----------        -----------
          Net cash (used in) provided by financing activities          (879,462)            53,730
                                                                    -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,198,403          2,021,941
CASH AND CASH EQUIVALENTS, beginning of year                          3,838,179          1,816,238
                                                                    -----------        -----------
CASH AND CASH EQUIVALNETS, end of year                              $ 5,036,582        $ 3,838,179
                                                                    ===========        ===========

SUPPLEMENTAL DISCLOSURES:
  Cash paid during the year for-
    Interest                                                        $         -        $         -
                                                                    ===========        ===========
    Income taxes                                                    $   916,588        $   617,000
                                                                    ===========        ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                           COHESANT TECHNOLOGIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           NOVEMBER 30, 2004 AND 2003

1. NATURE OF BUSINESS

Cohesant Technologies Inc. and its subsidiaries (the "Company" or "Cohesant") are engaged in the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment and the design, development, manufacture and sale of specialty coating and grout products.

The Company's direct, wholly owned subsidiaries, GlasCraft Inc. ("GCI") and Raven Lining Systems Inc. ("Raven") sell their products through a network of independent distributors and Certified Applicators in the United States and overseas. Industries served include construction, transportation and marine.

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

      c. Basic and Diluted Earnings Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Restricted stock grants are not considered issued and outstanding until vested, but are included in diluted earnings per share. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options and restricted stock were included in the calculation as their effect was dilutive. The following is a reconciliation of the numerators and denominators used in computing earnings per share:

                                                                      2004             2003
                                                                      ----             ----
Income available to common stockholders                            $1,802,267       $1,400,609

Basic earnings per share:
  Weighted-average number of common shares outstanding              2,593,759        2,575,971
Basic earnings per share                                           $     0.69       $     0.54
Diluted earnings per share
  Weighted-average number of common shares outstanding              2,593,759        2,575,971
  Stock Options                                                        97,027           35,242
  Restricted Stock                                                      7,876                -
Diluted weighted-average number of common shares outstanding        2,698,662        2,611,213
Diluted earnings per share                                         $     0.67       $     0.54

      d. Statements of Cash Flows

Certain noncash investing activities are described below:

During 2004 and 2003, the Company transferred $55,125 and $31,230 of inventory to property and equipment, respectively.

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

      g. Inventory

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. Inventory at November 30, 2004 and 2003 was $3,367,947 and $3,230,100, respectively. These balances primarily consist of purchased parts and sub-assemblies, which can be sold as spare parts or further assembled into dispense equipment. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value.

      h. Property, Plant and Equipment

Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements                                1-5 years
Machinery and equipment                              3-10 years
Displays, demos and lab equipment                     3-5 years

Property, plant and equipment consist of the following:

                                                 2004                 2003
                                                 ----                 ----
Leasehold improvements                        $   153,714         $   143,710
Machinery and equipment                         1,531,914           1,454,586
Displays, demos and lab equipment                 392,360             382,955
                                              -----------         -----------
                                                2,077,988           1,981,251
Less accumulated deprecation                   (1,557,122)         (1,400,306)
                                              -----------         -----------
                                              $   520,866         $   580,945
                                              ===========         ===========

Depreciation expense for the fiscal years end November 30, 2004 and 2003 was $234,398 and $211,375, respectively.

      i. Intangible Assets

The goodwill is the initial purchase price in excess of the fair value of identifiable net assets of Raven Effective December 1, 2001 the Company elected to adopt SFAS 142, and ceased amortizing goodwill.

Patents are being amortized using the straight-line method over their estimated useful lives (approximately 17 years). Other intangibles consist of the cost of certain trademarks. Amortization of trademark costs is amortized using the straight-line method over the estimated future period of benefit (approximately 14 years).

      j. Research and Development

The costs associated with research and development programs for new products and significant improvements, which totaled $1,009,349, and $917,803 in 2004 and 2003, respectively, are expensed as incurred.

      k. Income Taxes

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

      l. Shipping and Handling Fees and Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to move and prepare finished products for shipment. Shipping and handling costs are included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $95,645 and $79,378 in fiscal 2004 and 2003, respectively.

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

      o. New Accounting Standards

On December 16, 2004, the FASB finalized SFAS No. 123R "Share-Based Payment," which will be effective for small business issuers at the beginning of the first interim or annual reporting period after December 15, 2005. The new standard will require the Company to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table in Note 2p.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's financial statements.

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

In 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires guarantees to be recorded at fair value and requires a guarantor to make significant new disclosure, even when the likelihood of making any payments under the guarantee is remote. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to the guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have an impact on the financial position or results of operations of the Company.

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

                                                                      Year Ended
                                                                      November 30
                                                                      -----------
                                                              2004                    2003
                                                              ----                    ----
Net income, as reported                                   $   1,802,267          $   1,400,609
Add: Stock-based employee compensation expense
   included in reported net income, net of
   related tax effects                                          112,638                 24,000
Deduct:  Total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                                     (171,005)              (108,384)
                                                          -------------          -------------

Pro forma net income                                      $   1,743,900          $   1,316,225
                                                          =============          =============

Earnings per share:
    Basic -- as reported                                  $        0.69          $        0.54
                                                          =============          =============
    Basic -- pro forma                                    $        0.67          $        0.51
                                                          =============          =============

    Diluted -- as reported                                $        0.67          $        0.54
                                                          =============          =============
    Diluted -- pro forma                                  $        0.65          $        0.50
                                                          =============          =============

3. SHAREHOLDERS' EQUITY

Dividends

In June 2004, the Company announced that its Board of Directors enacted a new dividend policy paying shareholders $0.26 per share annually, distributable at $0.13 per share on a semi-annual basis. A semi-annual dividend payment of $0.13 totaling $341,957 and $347,005 was paid on July 8, 2004 and December 10, 2004, respectively to shareholders of record on June 28, 2004 and November 30, 2004. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions.

In November 2003 the Company announced its first ever dividend. A dividend of $0.25 per share totaling $645,341 was paid on December 10, 2003 to shareholders of record on November 30, 2003.

Capital Stock

In May 2004 the Company retired 57,600 shares of common stock held in treasury at a cost of $201,370.

In fiscal 2003 the Company purchased 2,000 shares of common stock at a cost of $7,280. The Company's repurchase program expired on November 30, 2003.

Restricted Stock

On November 5, 2001, the Company's Board of Directors approved the sale of 99,999 shares of unregistered restricted stock to certain officers. The Company provided the officers recourse notes (Notes) to purchase the unregistered restricted stock. The Notes have a term of 4 years and bear interest. The aggregate amount of these loans was $290,535 and $278,729, which includes accrued interest of $34,539 and $22,733, at November 30, 2004 and 2003, respectively and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of shareholders' equity. Non cash compensation expense will be recognized over the restriction period as the restrictions lapse in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees."

On March 16, 2004, the Board of Directors approved the grant of 36,200 shares of Common Stock, with an aggregate value of $229,870 to an aggregate of 13 key employees, including four executive officers. The grants were restricted stock awards that vest incrementally through November 30, 2007 assuming the employees remain employed by the Company or its subsidiaries. The value of the grant is being recognized as non cash compensation expense over the vesting period.

On June 10, 2004, the Board of Directors approved the grant of 30,000 shares of Common Stock to an aggregate of 15 employees, including three executive officers. The grants were restricted stock awards that vest on a cliff basis on June 10, 2011 and may vest earlier according to meeting specific performance measures through November 30, 2006. The value of the grant is being recognized as non cash compensation expense over the vesting period.

Effective October 1, 2004 the Board of Directors approved the grant of 3,500 shares of Common Stock to a new Employee. The grant was a restricted stock award that vests on a cliff basis on October 1, 2011 and may vest earlier according to meeting specific performance measures through November 30, 2006. The value of the grant is being recognized as non cash compensation expense over the vesting period.

In fiscal 2004 and 2003 the Company recognized $164,695 and $24,000 of non cash compensation expense, respectively.

4. REVOLVING LINE OF CREDIT

On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank's prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of November 30, 2004, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

5. STOCK OPTION PLAN

The Company has a Stock Option Plan (the "Option Plan") to provide for the grant of options to purchase shares of common stock to qualified employees (including officers and directors). The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an "incentive stock option," as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company's outstanding common stock). Options must be exercised within five years of the date of grant. However, certain options may be exercised immediately. The Company has reserved 600,000 shares of common stock for issuance upon exercise of stock options. There were 137,500 and 121,500 options available for grant at November 30, 2004 and 2003, respectively.

In December 2002 the Company granted 100,000 options to its employees at an exercise price of $4.12 with a vesting period of four years and must be exercised within five years of grant. There were no options granted in fiscal 2004.

The fair value of options granted in December 2002 was $1.56 per share and was estimated on the date of grant using the Black-Scholes option pricing model utilizing the following weighted average assumptions:

                                                  2003
                                                  ----
Risk-free interest rate                           3.00%
Expected life (years)                             4.75
Expected volatility                               39.3%

Expected dividend yields were zero for fiscal 2003.

Stock option activity under the Option Plan is as follows:

                                     Number of      Weighted-Average
Options                               Shares         Exercise Price
-------                               ------         --------------
November 30, 2002                     199,750           $   3.00
                  Granted             100,000           $   4.12
                  Exercised           (24,500)          $   1.73
                  Canceled             (1,000)          $   3.20
                                      -------

November 30, 2003                     274,250           $   3.52
                  Exercised           (20,400)          $   3.25
                  Canceled            (16,000)          $   3.83
                                      -------

November 30, 2004                     237,850           $   3.52

                           At November 30, 2004
----------------------------------------------------------------------
               Options Outstanding                Options Exercisable
----------------------------------------------------------------------
              Number of    Remaining              Number of
  Exercise     Options    Contractual  Exercise    Options    Exercise
   Prices    Outstanding     Life        Price   Exercisable   Price
----------------------------------------------------------------------
    2.83         8,000       0.7          2.83       8,000       2.83
    3.20       143,725       1.9          3.20     124,725       3.20
    4.12        86,125       3.1          4.12      21,625       4.12
---------------------------------------------------------------------
$2.83-$4.12    237,850       2.3        $ 3.52     154,350     $ 3.31
=====================================================================

                           At November 30, 2003
----------------------------------------------------------------------
               Options Outstanding                Options Exercisable
----------------------------------------------------------------------
              Number of    Remaining              Number of
  Exercise     Options    Contractual  Exercise    Options    Exercise
   Prices    Outstanding     Life        Price   Exercisable   Price
----------------------------------------------------------------------
    2.83        12,500       1.7          2.83      10,000       2.83
    3.20       161,750       2.9          3.20     106,250       3.20
    4.12       100,000       4.1          4.12           -       4.12
---------------------------------------------------------------------
$2.83-$4.12    274,250       3.3        $ 3.52     116,250     $ 3.17
=====================================================================

6. RETIREMENT PLANS

The Company has a defined contribution profit sharing and savings plan for all employees meeting minimum eligibility requirements. It is the Company's policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 2004 and 2003 were $121,598 and $105,270, respectively.

7. INCOME TAXES

The provision for income taxes consists of the following at November 30:

                                    2004               2003
                                    ----               ----
CURRENT
  Federal                        $  774,418          $582,647
  State                             167,510           134,903
                                 ----------          --------
          Total current             941,928           717,550

  Deferred                          156,839            87,200
                                 ----------          --------
INCOME TAX PROVISION             $1,098,767          $804,750
                                 ==========          ========

A reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows:

                                                 2004            2003
                                                 ----            ----
Federal statutory rate                           34.0%           34.0%
State taxes, net of federal benefit               4.8             4.5
Foreign sales corporation or equivalent          (1.4)           (1.5)
Other                                             0.5            (0.5)
                                                 ----            ----
Effective tax rate                               37.9%           36.5%
                                                 ====            ====

Temporary differences, credits and carryforwards which give rise to the net deferred tax (liability) asset at November 30, are as follows:

                                                           2004                2003
                                                           ----                ----
Deferred Tax (Liability)Asset:
Financial reporting reserves not yet deductible          $ 210,000           $ 239,100
Property plant and equipment                              (228,200)            (61,300)
                                                         ---------           ---------
NET DEFERRED TAX (LIABILITY) ASSET                       $ (18,200)          $ 177,800
                                                         =========           =========

8. RELATED PARTY TRANSACTIONS

The majority shareholder and director of the Company is the owner of Clarion Management Ltd. ("Clarion"), which provides management assistance for the Company under a Financial Advisory Agreement. Clarion receives a quarterly fee of $13,000. Under the agreement, Clarion also performs additional specific projects as requested. Clarion was paid $52,000 and $51,100, during the fiscal years ended November 30, 2004 and 2003, respectively.

The Company paid a fee of $50,000 in each of the fiscal years 2004 and 2003 to an entity controlled by its chief executive officer, Morris Wheeler, for the provision of office space for Mr. Wheeler and other management support.

9. SEGMENT INFORMATION

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company's business segments as of and for the fiscal years ended November 30, 2004 and 2003 is as follows:

                                     GCI          Raven      Corporate   Consolidated
                                     ---          -----      ---------   ------------
Net Sales:
  2004                           $13,269,067   $6,043,113   $        -   $19,312,180
  2003                            11,488,497    5,787,686            -    17,276,183

Depreciation and amortization:
  2004                               186,670       52,506        7,993       247,169
  2003                               173,023       46,410        3,078       222,511

Net income (loss):
  2004                             1,596,127      965,884     (759,744)    1,802,267
  2003                             1,068,449      900,611     (568,451)    1,400,609

Identifiable assets:
  2004                             5,744,669    2,512,310    5,415,118    13,672,097
  2003                             5,586,031    2,578,232    4,179,022    12,343,285

Capital expenditures:
  2004                               110,368       24,165        9,184       143,717
  2003                               156,454      108,039          890       265,383

The following table presents percentage of total revenues by region.

Region                        2004          2003
-------                       ----          ----
United States/Canada           72%           75%
Europe/Middle East             13            11
Asia/Pacific Rim               12            11
Other                           3             3
                              ---           ---
Total                         100%          100%

10. COMMITMENTS

The Company leases its office, manufacturing and warehouse facilities, a portion of its office equipment and Company cars under noncancellable operating leases expiring at various dates through November 2009. Future minimum rental payments required under these noncancellable operating leases are summarized as follows:

Fiscal Year           Amount
-----------           ------
   2005              $287,590
   2006               232,761
   2007               217,421
   2008               207,827
   2009                34,133
Thereafter                  0

Rent expense totaled $297,324 and $345,749 for the years ended November 30, 2004 and 2003, respectively.

11. CONTINGENCIES

In November 1999, following the sale of certain assets of the Company's American Chemical Company ("ACC") subsidiary, ACC contributed its land and building to Marine Learning Institute ("MLI"), a not-for-profit environmental educational organization. MLI agreed to indemnify the Company to assume any costs arising from or out of the past, present or future environmental condition of the site. Subsequent to the donation of the St. Louis property, the Missouri Attorney General's office raised questions regarding the status of the contributed land and advised the affected parties that additional clean-up efforts were necessary. MLI advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts were necessary. Management intends to seek indemnification from MLI for any further clean-up and legal costs. No activity with respect to this matter occurred in Fiscal 2004.

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company's financial position or results of operations.

12. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                     Fiscal Quarter
                                 -------------------------------------------------------       Fiscal
                                   First          Second         Third          Fourth          Year
                                   -----          ------         -----          ------          ----
2004:
  Net Sales                      $4,235,450     $5,290,141     $5,116,265     $4,670,324     $19,312,180
  Gross Profit                    2,081,826      2,703,603      2,748,011      2,394,499       9,927,939
  Net Income                        288,500        529,153        541,724        442,890       1,802,267
  Earnings Per Share Diluted           0.11           0.20           0.20           0.16            0.67

2003:
  Net Sales                      $3,671,228     $4,284,650     $4,570,128     $4,750,177     $17,276,183
  Gross Profit                    1,749,567      2,139,905      2,317,214      2,448,987       8,655,673
  Net Income                        221,234        338,391        439,347        401,637       1,400,609
  Earnings Per Share Diluted           0.09           0.13           0.17           0.15            0.54

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 1, 2005

                                          COHESANT TECHNOLOGIES INC.

                                          BY: /s/ Morris H. Wheeler
                                              ----------------------------------
                                          Morris H. Wheeler
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dwight D. Goodman     Chairman of the Board of Directors                 February 1, 2005
---------------------
Dwight D. Goodman

/s/ Morris H. Wheeler     President and Chief Executive Officer (Principal   February 1, 2005
---------------------     Executive Officer) and Director
Morris H. Wheeler

/s/ Michael L. Boeckman   Director                                           February 1, 2005
-----------------------
Michael L. Boeckman

/s/ Morton A. Cohen       Director                                           February 1, 2005
-------------------
Morton A. Cohen

/s/ Richard L. Immerman   Director                                           February 1, 2005
-----------------------
Richard L. Immerman

/s/ Robert W. Pawlak      Chief Financial Officer (Principal Financial and   February 1, 2005
--------------------      Accounting Officer)
 Robert W. Pawlak