Form 10QSB
period 2005-02-28
COHESANT TECHNOLOGIES INC
filed 2005-03-24
CIK 928420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	February 28, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	1-13484

COHESANT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1775913

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5845 West 82nd Street, Suite 102, Indianapolis, Indiana	46278

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code	317-871-7611

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

As of March 23, 2005, the Company has 2,692,540 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) YES ☐     NO ☒

COHESANT TECHNOLOGIES INC.

PART I

ITEM 1. FINANCIAL INFORMATION

COHESANT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	February 28, 2005	November 30, 2004
	(Unaudited)
ASSETS:
Cash and cash equivalents	$4,540,841	$5,036,582
Accounts and note receivable, net of allowance for doubtful accounts of $308,735 and $302,000, respectively.	3,429,160	3,297,305
Inventory	3,488,067	3,367,947
Prepaid expenses and other	316,369	272,032
Deferred tax assets, net	210,000	210,000

Total Current Assets	11,984,437	12,183,866
Property, plant and equipment, net	536,478	520,866
Patents and other intangibles, net	123,478	125,296
Goodwill	840,254	840,254
Other noncurrent assets	1,815	1,815

Total Assets	$13,486,462	$13,672,097

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$1,246,805	$983,798
Accrued salaries, benefits and commissions	141,161	786,713
Accrued taxes	386,509	240,860
Other current liabilities	172,847	544,124

Total Current Liabilities	1,947,322	2,555,495
Deferred tax liability	228,200	228,200

Total Liabilities	2,175,522	2,738,695
Commitments and Contingencies
Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 2,641,021 and 2,613,965 shares issued, respectively)	2,641	2,614
Additional paid-in capital	6,498,650	6,313,774
Retained earnings	4,809,649	4,572,014

Total Shareholders’ Equity	11,310,940	10,888,402

Total Liabilities and Shareholders’ Equity	$13,486,462	$13,672,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 28, 2005	February 29, 2004
NET SALES	$4,260,799	$4,235,450
COST OF SALES	2,234,955	2,153,624

Gross profit	2,025,844	2,081,826
RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES	230,818	248,275
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,438,643	1,387,630

TOTAL OPERATING EXPENSES	1,669,461	1,635,905

Income from operations	356,383	445,921
OTHER INCOME:
Interest income	21,948	4,892
Other income, net	4,953	8,942

INCOME BEFORE TAXES	383,284	459,755
INCOME TAX PROVISION	(145,649)	(171,255)

NET INCOME	$237,635	$288,500

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 3)	$0.09	$0.11

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	2,624,798	2,581,894

DILUTED	2,735,263	2,666,572

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 28, 2005	February 29, 2004
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$237,635	$288,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities - Depreciation and amortization	54,233	59,146
Non-cash compensation	46,187	6,000
Provision for doubtful accounts	6,735	6,735
Net change in assets and liabilities-
Accounts and notes receivable	(138,590)	267,972
Inventories	(121,171)	(124,029)
Prepaid expenses and other	(44,337)	(7,519)
Accounts payable	263,007	(19,579)
Other current liabilities	(429,976)	(276,544)
Other noncurrent assets	(4,832)	(6,808)

Net cash provided by (used in) operating activities	(131,109)	193,874
CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment additions	(74,753)	(16,123)
Proceeds from sale of property & equipment	9,580	—

Net cash used in investing activities	(65,173)	(16,123)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from exercise of stock options	47,545	4,975
Cash dividends paid to stockholders	(347,004)	(645,341)

Net cash used in financing activities	(299,459)	(640,366)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(495,741)	(462,615)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,036,582	3,838,179

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,540,841	$3,375,564

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Background

Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment and the design, development, manufacture and sale of specialty coatings.

The Company’s direct, wholly owned subsidiaries, GlasCraft Inc. (“GCI”) and Raven Lining Systems Inc. (“Raven”) sell their products through a network of independent distributors and Certified Applicators in the United States and overseas. Industries served include construction, transportation and marine.

The Company’s executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana and Tulsa, Oklahoma.

Note 2 — Basis of Presentation

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

These interim financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the November 30, 2004 Annual Report to Shareholders on Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, GCI and Raven. Intercompany accounts and transactions have been eliminated.

Note 3 — Earnings per Share

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing net income available to common

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

shareholders by the weighted-average number of common shares outstanding for the period. Restricted stock grants are not considered issued and outstanding until vested, but are included in diluted earnings per share. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options were included in the calculation as their effect was dilutive. The following is a reconciliation of the numerators and denominators used in computing earnings per share:

	Three Months Ended
	February 28, 2005	February 29, 2004
Income available to common stockholders	$237,635	$288,500
Basic earnings per share:
Weighted-average number of common shares outstanding	2,624,798	2,581,894
Basic earnings per share	$0.09	$0.11
Diluted earnings per share
Weighted-average number of common shares outstanding	2,624,798	2,581,894
Stock Options	98,456	84,678
Restricted Stock	12,009	—
Diluted weighted-average number of common shares outstanding	2,735,263	2,666,572
Diluted earnings per share	$0.09	$0.11

Note 4 — Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25). The Company has adopted the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Had the company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and earnings per share would be as follows:

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	3 Months Ended
	February 28, 2005	February 29,2004
Net income, as reported	$237,635	$288,500
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	28,636	6,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41,167)	(20,592)

Pro forma net income	$225,104	$273,908

Earnings per share:
Basic—as reported	$0.09	$0.11

Basic—pro forma	$0.09	$0.11

Diluted—as reported	$0.09	$0.11

Diluted—pro forma	$0.08	$0.10

On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers at the beginning of the first interim or annual reporting period after December 15, 2005. The new standard will require the Company to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options.

Note 5 — Revolving Line of Credit

On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of February 28, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

Note 6 — Segment Information

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company’s business segments as of and for the period ended February 28, 2005 and February 29, 2004 is as follows:

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended
February 28, 2005	GCI	Raven	Corporate	Consolidated
Net Sales	$2,944,220	$1,316,579	$—	$4,260,799
Depreciation and amortization:	39,865	12,057	2,311	54,233
Net Income:	297,951	139,650	(199,966)	237,635
Identifiable assets:	5,978,708	2,632,155	4,875,599	13,486,462
Capital expenditures:	72,479	1,075	1,199	74,753

Three Months Ended
February 29, 2004	GCI	Raven	Corporate	Consolidated
Net Sales	$2,790,814	$1,444,636	$—	$4,235,450
Depreciation and amortization:	44,516	13,069	1,561	59,146
Net Income:	214,304	212,427	(138,231)	288,500
Identifiable assets:	5,583,717	2,395,816	3,657,557	11,637,090
Capital expenditures:	8,691	7,432	—	16,123

The following table presents percentage of total revenues by region.

	Three Months Ended	Three Months Ended
Region	February 28, 2005	February 29, 2004
North America	77%	68%
Europe/Middle East	12	14
Asia/Pacific Rim	9	15
Other	2	3

Total	100%	100%

Note 7—Contingencies

In November 1999, following the sale of certain assets of the Company’s American Chemical Company (“ACC”) subsidiary, ACC contributed its land and building to Marine Learning Institute (“MLI”), a not-for-profit environmental educational organization. MLI agreed to indemnify the Company to assume any costs arising from or out of the past, present or future environmental condition of the site. Subsequent to the donation of the St. Louis property, the Missouri Attorney General’s office raised questions regarding the status of the contributed land and advised the affected parties that additional clean-up efforts were necessary. MLI advised both the Company and the Missouri Attorney General that, in its opinion, no further clean-up efforts were necessary. Management intends to seek indemnification from MLI for any further clean-up and legal costs. No activity with respect to this matter has occurred in either fiscal year 2004 or to date in fiscal year 2005.

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is a party to certain other legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters and the matter referred to above will not have a material adverse effect on the Company’s financial position or results of operations.

Note 8—Shareholders’ Equity

On December 13, 2004, the Compensation Committee of the Board of Directors approved the grant of 7,850 shares of Common Stock to an aggregate of 12 key employees, including three executive officers. The grants were based on fiscal 2004 performance. The entire cost of these awards was expensed in the fiscal 2004 period. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

COHESANT TECHNOLOGIES INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Results of Operations

First quarter ended February 28, 2005 as compared to the same period in the prior year.

Net sales for the three months ended February 29, 2005 were $4,260,799 compared to $4,235,450 for the same period of the prior year, an increase of $25,349 or less than 1%. Net income was $237,635, a $50,865 or 17.6% decrease compared to last year.

Net sales of dispense equipment and spare parts at GCI increased $153,406 or 5.5%. This increase was primarily attributable to increased sales of fiberglass dispense equipment and spare parts and coatings dispense systems, which was partially offset by decreased sales of coatings and polyurethane spare parts. North America dispense equipment and parts net sales increased 35.7%, whereas international dispense equipment and parts net sales decreased 27.2%. The decrease in international sales was primarily a result of decreased sales to two distributors in the Asia/Pacific Rim.

Specialty coatings net sales at Raven were $1,255,751 compared to $1,284,079 for the comparable period in the prior year, a decrease of $28,328 or 2.2%. In addition, Raven had ancillary equipment and parts sales of $60,828 compared to $160,557 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decided to increase capacity by buying additional equipment. Sales of specialty coatings and ancillary equipment continued to be negatively affected in December (and to a lesser extent in January) by the inclement weather in key geographic areas which delayed many construction projects and by exhausted municipal maintenance budgets at the end of 2004. However, February specialty coatings sales showed signs of reversing this trend.

The Company’s gross margin decreased to $2,025,844, or 47.6% of net sales, in the 2005 period from $2,081,826, or 49.2% of net sales, in the 2004 period. The gross margin dollar and percentage decrease was primarily due to increased raw material costs on the Company’s specialty coatings.

Operating expenses for the three months ended February 28, 2005 were $1,669,461 compared to $1,635,905 for the same period of the prior year, an increase of $33,556, or 2.1%. This increase was primarily due to increased corporate administrative costs (higher personnel costs), which was partially offset by decreased sales and marketing expenses at both GCI and Raven and decreased research, development and engineering costs at GCI.

Other income, net of other expenses increased $13,067. This increase was primarily attributable to increased interest earned on cash balances.

COHESANT TECHNOLOGIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash reserves and availability under the revolving line of credit. At February 28, 2005 the Company has cash and cash equivalents of $4,540,841, net working capital of $10,037,115 and $3,500,000 available under the revolving line of credit.

As of February 28, 2005 cash used in operations was $131,109 compared to $193,874 cash provided by operations in the comparable period last year. This decrease was due to seasonal variations in certain current liabilities and an increase in days sales outstanding. Cash used in investing activities increased to $65,173 in the current quarter from $16,123 in the quarter ended February 29, 2004. This increase was due to increased spending on property and equipment. Cash used in financing activities was $299,459 in the current quarter compared to $640,366 in the prior year period. This decrease was primarily due to the timing of dividends paid to shareholders.

On April 23, 2004, the Company renewed, through May 1, 2005, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of February 28, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

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

The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management continually evaluates the information used to make such estimates as its business and economic environment changes and has discussed these estimates with the Audit Committee of the Board of Directors. Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect the Company’s financial position or results of operations.

COHESANT TECHNOLOGIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following accounting policies represent the most critical based on management’s analysis due the impact on the Company’s results of operations.

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

Inventory. The Company’s inventories are valued at the lower of cost or market. Reserves for obsolescence are estimated and based on projected sales volume. Though management considers these balances adequate and proper, changes in sales volumes due to unexpected economic conditions could result in materially different amounts for this item.

Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, and others could not adversely impact the Company’s consolidated financial position, results of operations and cash flows in future periods.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural component dispensing systems and a reduction in growth of markets for the Company’s epoxy coating systems.

COHESANT TECHNOLOGIES INC.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

COHESANT TECHNOLOGIES INC.

PART II

ITEM 2. CHANGES IN SECURITIES

On December 13, 2004, the Compensation Committee of the Board of Directors approved the grant of 7,850 shares of Common Stock to an aggregate of 12 key employees, including three executive officers. The grants were based on fiscal 2004 performance. The entire cost of these awards was expensed in the fiscal 2004 period. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

ITEM 5. OTHER INFORMATION

In August 2004, an accident at a Tulsa wastewater treatment facility resulted in the death of an employee of a utility contractor. An OSHA investigation following the accident also reviewed the conduct of a Raven employee at the job site the day prior to the accident. The investigation also reviewed Raven’s safety programs and procedures. Although the utility contractor was a Certified Applicator, no Raven employees were at the work site the day of the accident, nor were Raven materials involved in the accident. OSHA concluded that there was no connection between Raven and the accident. Following its investigation, OSHA revised its initial citation and reduced the fine to $6,000. All violations found during the investigation have been abated.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

An 8-K was filed on December 16, 2004 to report earnings for the quarter and twelve months ended November 30, 2004 (Items 2.02 and 9.01).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

     Dated: March 24, 2005

COHESANT TECHNOLOGIES INC.
By:	/s/ Morris H. Wheeler
Morris H. Wheeler
President & Chief Executive Officer

By:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer