Form 10QSB
period 2005-05-31
COHESANT TECHNOLOGIES INC
filed 2005-06-27
CIK 928420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	May 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from	to

Commission File Number:	1-13484

COHESANT TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1775913

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

5845 West 82nd Street, Suite 102, Indianapolis, Indiana	46278

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code	317-871-7611

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES☑ NO☐

As of June 24, 2005, the Company has 2,695,665 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one) YES☐ NO☑

COHESANT TECHNOLOGIES INC.

PART I

ITEM 1. FINANCIAL INFORMATION

COHESANT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	May 31, 2005	November 30, 2004
	(Unaudited)
ASSETS:
Cash and cash equivalents	$5,455,177	$5,036,582
Accounts receivable, net of allowance for doubtful accounts of $315,470 and $302,000, respectively	3,564,941	3,297,305
Inventory, net of allowance for obsolete and slow-moving inventory of $203,250 and $187,000, respectively	3,362,649	3,367,947
Prepaid expenses and other	217,651	272,032
Deferred tax assets, net	210,000	210,000

Total Current Assets	12,810,418	12,183,866

Property, plant and equipment, net	530,580	520,866
Patents and other intangibles, net	120,042	125,296
Goodwill	840,254	840,254
Other noncurrent assets	1,815	1,815

Total Assets	$14,303,109	$13,672,097

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$1,584,333	$983,798
Accrued salaries, benefits and commissions	465,081	786,713
Accrued taxes	447,151	240,860
Dividends payable	—	347,005
Other current liabilities	183,136	197,119

Total Current Liabilities	2,679,701	2,555,495

Deferred tax liability	228,200	228,200

Total Liabilities	2,907,901	2,783,695

Commitments and Contingencies

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 2,644,752 and 2,613,965 shares issued, respectively)	2,645	2,614
Additional paid-in capital	6,539,704	6,313,774
Retained earnings	4,852,859	4,572,014

Total Shareholders’ Equity	11,395,208	10,888,402

Total Liabilities and Shareholders’ Equity	$14,303,109	$13,672,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	May 31, 2005	May 31, 2004
NET SALES	$5,702,957	$5,290,141
COST OF SALES	3,101,005	2,586,538

Gross profit	2,601,952	2,703,603

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES	212,431	275,628
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,767,037	1,597,382

TOTAL OPERATING EXPENSES	1,979,468	1,873,010

Income from operations	622,484	830,593

OTHER INCOME:
Interest income	28,210	5,446
Other income, net	5,734	5,632

INCOME BEFORE TAXES	656,428	841,671

INCOME TAX PROVISION	(249,442)	(312,518)

NET INCOME	$406,986	$529,153

BASIC AND DILUTED EARNINGS PER COMMON SHARE (Note 3)	$0.15	$0.20

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	2,642,835	2,587,632

DILUTED	2,730,462	2,674,499

CASH DIVIDENDS PER SHARE	$0.135	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	May 31, 2005	May 31, 2004
NET SALES	$9,963,756	$9,525,591
COST OF SALES	5,335,960	4,740,162

Gross profit	4,627,796	4,785,429

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES	443,249	523,903
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,205,680	2,985,012

TOTAL OPERATING EXPENSES	3,648,929	3,508,915

Income from operations	978,867	1,276,514

OTHER INCOME:
Interest income	50,158	10,338
Other income, net	10,687	14,574

INCOME BEFORE TAXES	1,039,712	1,301,426

INCOME TAX PROVISION	(395,091)	(483,773)

NET INCOME	$644,621	$817,653

EARNINGS PER COMMON SHARE (Note 3)
BASIC	$0.24	$0.32

DILUTED	$0.24	$0.31

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	2,633,916	2,584,779

DILUTED	2,733,706	2,671,495

CASH DIVIDENDS PER SHARE	$0.135	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2005	May 31, 2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$644,621	$817,653
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	107,132	118,803
Non-cash compensation	80,916	31,155
Loss on asset disposal	—	275
Provision for doubtful accounts	13,470	13,470
Net change in assets and liabilities-
Accounts and notes receivable	(281,106)	(451,016)
Inventories	(3,253)	(213,310)
Prepaid expenses and other	54,381	57,656
Accounts payable	600,535	361,908
Other current liabilities	(35,125)	55,468
Other noncurrent assets	(8,078)	(9,905)

Net cash provided by operating activities	1,173,493	782,157

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment additions	(114,423)	(59,244)
Proceeds from sale of property & equipment	13,370	—

Net cash used in investing activities	(101,053)	(59,244)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from exercise of stock options	56,935	36,125
Cash dividends paid to stockholders	(710,780)	(645,341)

Net cash used in financing activities	(653,845)	(609,216)

NET INCREASE IN CASH AND CASH EQUIVALENTS	418,595	113,697
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,036,582	3,838,179

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,455,177	$3,951,876

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

	Three Months Ended May 31,		Six Months Ended May 31,
	2005	2004	2005	2004
Income available to common stockholders	$406,986	$529,153	$644,621	$817,653
Basic earnings per share:
Weighted-average number of common shares outstanding	2,642,835	2,587,632	2,633,916	2,584,779
Basic earnings per share	$0.15	$0.20	$0.24	$0.32
Diluted earnings per share:
Weighted-average number of common shares outstanding	2,642,835	2,587,632	2,633,916	2,584,779
Stock Options	81,679	84,559	90,591	84,632
Restricted Stock	5,948	2,308	9,199	2,084
Diluted weighted-average number of common shares outstanding	2,730,462	2,674,499	2,733,706	2,671,495
Diluted earnings per share	$0.15	$0.20	$0.24	$0.31

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

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	3 Months Ended		6 Months Ended
	May 31		May 31
	2005	2004	2005	2004
Net income, as reported	$406,986	$529,153	$644,621	$817,653
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	21,532	18,067	50,168	24,068
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,063)	(32,659)	(75,230)	(53,251)

Pro forma net income	$394,455	$514,561	$619,559	$788,470

Earnings per share:
Basic—as reported	$0.15	$0.20	$0.24	$0.32

Basic—pro forma	$0.15	$0.20	$0.24	$0.31

Diluted—as reported	$0.15	$0.20	$0.24	$0.31

Diluted—pro forma	$0.14	$0.19	$0.23	$0.30

On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers at the beginning of the first annual reporting period after December 15, 2005. The new standard will require the Company to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options.

Note 5 — Revolving Line of Credit

On April 29, 2005, the Company renewed, through May 1, 2006, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

Note 6 — Segment Information

The Company monitors its operations in two business divisions: GCI and Raven. Certain corporate costs are not allocated to the business segments. Financial information for the Company’s business segments as of and for the period ended May 31, 2005 and May 31, 2004 is as follows:

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended
May 31, 2005	GCI	Raven	Corporate	Consolidated
Net Sales	$3,747,846	$1,955,111	$—	$5,702,957
Depreciation and amortization:	40,603	10,487	1,809	52,899
Net Income:	423,183	270,186	(286,383)	406,986
Identifiable assets:	5,968,797	2,555,069	5,779,243	14,303,109
Capital expenditures:	37,834	1,642	194	39,670

Three Months Ended
May 31, 2004	GCI	Raven	Corporate	Consolidated
Net Sales	$3,445,320	$1,844,821	$—	$5,290,141
Depreciation and amortization:	44,761	12,963	1,933	59,657
Net Income:	397,211	331,704	(199,762)	529,153
Identifiable assets:	5,925,074	2,784,932	4,223,105	12,933,111
Capital expenditures:	30,432	4,753	7,936	43,121

Six Months Ended
May 31, 2005	GCI	Raven	Corporate	Consolidated
Net Sales	$6,692,066	$3,271,690	$—	$9,963,756
Depreciation and amortization:	80,468	22,544	4,120	107,132
Net Income:	721,134	409,836	(486,349)	644,621
Identifiable assets:	5,968,797	2,555,069	5,779,243	14,303,109
Capital expenditures:	110,313	2,717	1,393	114,423

Six Months Ended
May 31, 2004	GCI	Raven	Corporate	Consolidated
Net Sales	$6,236,134	$3,289,457	$—	$9,525,591
Depreciation and amortization:	89,277	26,032	3,494	118,803
Net Income:	611,515	544,131	(337,993)	817,653
Identifiable assets:	5,925,074	2,784,932	4,223,105	12,933,111
Capital expenditures:	39,123	12,185	7,936	59,244

The following table presents percentage of total revenues by region.

			Six Months	Six Months
	Three Months Ended	Three Months Ended	Ended	Ended
Region	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
United States	68	69	67	66
Europe	12	14	11	12
Asia/Pacific Rim	10	9	10	12
Canada	5	5	7	6
Other	5	3	5	4

Total	100%	100%	100%	100%

COHESANT TECHNOLOGIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 7 — Contingencies

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

Note 8 — Shareholders’ Equity

On December 13, 2004, the Compensation Committee of the Board of Directors approved the grant of 7,850 shares of Common Stock, with an aggregate value of $94,200 to an aggregate of 12 key employees, including three executive officers. The grants were based on fiscal 2004 performance. The entire cost of these awards was expensed in the fiscal 2004 period. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Effective March 22, 2005, the Board of Directors approved the grant of 1,350 shares of Common Stock, with an aggregate value of $9,936, to a new employee. The grant was a restricted award that vests on a cliff basis on March 22, 2012 and may vest earlier according to meeting specific performance measures through March 31, 2006. The value of the grant is being recognized as non cash compensation expense over the vesting period.

Note 9 — Dividends

On May 4, 2005, the Company announced that its Board of Directors approved a semi-annual dividend payment of $0.135 per share. This dividend payment of $363,776 was paid on May 27, 2005 to shareholders of record on May 18, 2005.

COHESANT TECHNOLOGIES INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

Results of Operations

Second quarter ended May 31, 2005 as compared to the same period in the prior year.

Net sales for the three months ended May 31, 2005 were $5,702,957 compared to $5,290,141 for the same period of the prior year, an increase of $412,816 or 7.8%. Equipment sales increased $351,048, or 9.4% and Coatings sales increased $61,768, or 4.0%. Net income was $406,986, a $122,167 or 23.1% decrease compared to last year.

Net sales of dispense equipment and spare parts at GCI increased $302,526 or 8.8%. This increase was primarily attributable to 1) strong initial demand for the new Probler P2 dispense gun which spurred sharply increased sales of dispense guns to the foam and coatings market and 2) an increase in sales of dispense systems for the fiberglass reinforced plastics market. GCI also experienced an increase in sales of spare parts and accessories. These sales gains were partially offset by a decrease in sales of polyurethane and coatings dispense systems. Net sales of dispense equipment and parts in the United States increased 9.0% and international dispense equipment and parts net sales increased 8.5%. The increase in international sales was primarily a result of increased sales to the Asia/Pacific Rim, which was partially offset by decreased sales to Europe and Canada.

Specialty coatings net sales at Raven were $1,623,749 compared to $1,561,981 for the comparable period in the prior year, an increase of $61,768 or 3.9%. In addition, Raven had ancillary equipment and parts sales of $331,362 compared to $282,840 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase capacity by buying additional equipment. Raven added three Certified Applicators during the quarter.

The Company’s gross margin decreased to $2,601,952, or 45.6% of net sales, in the 2005 period from $2,703,603, or 51.1% of net sales, in the 2004 period. The largest portion of this decrease was attributable to special introductory pricing on the new Probler P2 gun and greater than expected manufacturing and component costs for initial runs of this new product. To a lesser extent, the decrease in gross margin dollars and percentage decrease was due to increased raw material costs on the Company’s specialty coatings. Management expects margins to improve on its equipment as introductory pricing expires and as manufacturing and component costs decline on future production runs of the Probler P2.

Operating expenses for the three months ended May 31, 2005 were $1,979,468 compared to $1,873,010 for the same period of the prior year, an increase of $106,458, or 5.7%. This increase was primarily due to increased corporate administrative costs (higher personnel costs), which was partially offset by decreased sales and marketing expenses at both GCI and Raven and decreased research, development and engineering costs at GCI. The decrease in research, development and engineering costs at GCI reflects primarily timing differences and the Company expects its research, development and engineering costs will approximate those of the prior year.

COHESANT TECHNOLOGIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other income, net of other expenses increased $22,866. This increase was primarily attributable to increased interest earned on cash balances.

Six months ended May 31, 2005 as compared to the same period in the prior year.

Net sales for the six months ended May 31, 2005 were $9,963,756 compared to $9,525,591 for the same period of the prior year, an increase of $438,165 or 4.6%. Equipment sales increased $404,725, or 6.1% and Coatings sales increased $33,440, or 1.2%. Net income was $644,621, a $173,032 or 21.2% decrease compared to last year.

Net sales of dispense equipment and spare parts at GCI increased $455,932 or 7.3%. This increase was primarily attributable to 1) strong initial demand for the new Probler P2 dispense gun introduced in the first quarter which spurred sharply increased sales of dispense guns to the foam and coatings market and 2) an increase in sales of dispense systems for the fiberglass reinforced plastics market. GCI also experienced an increase in sales of spare parts and accessories. These sales gains were partially offset by a decrease in sales of polyurethane dispense systems. Net sales of dispense equipment and parts in the United States increased 13.8% and international dispense equipment and parts net sales increased less than 1%. Decreased sales to the Asia/Pacific Rim and Europe were offset by increased sales to Canada and other areas.

Specialty coatings net sales at Raven were $2,879,500 compared to $2,846,060 for the comparable period in the prior year, an increase of $33,440 or 1.2%. In addition, Raven had ancillary equipment and parts sales of $392,190 compared to $443,397 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase capacity by buying additional equipment. Raven added five Certified Applicators during the period.

The Company’s gross margin decreased to $4,627,796, or 46.5% of net sales, in the 2005 period from $4,785,429, or 50.2% of net sales, in the 2004 period. The largest portion of this decrease was attributable to special introductory pricing on the new Probler P2 gun and greater than expected manufacturing and component costs for initial runs of this new product. To a lesser extent, the decrease in gross margin dollars and percentage decrease was due to increased raw material costs on the Company’s specialty coatings. Management expects margins to improve on its equipment as introductory pricing expires and as manufacturing and component costs decline on future production runs of the Probler P2.

Operating expenses for the six months ended May 31, 2005 were $3,648,929 compared to $3,508,915 for the same period of the prior year, an increase of $140,014, or 4.0%. This increase was primarily due to increased corporate administrative costs (higher personnel costs), which was partially offset by decreased research, development and engineering costs and decreased sales and marketing expenses at GCI. The decrease in research, development and engineering

COHESANT TECHNOLOGIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

costs at GCI reflects primarily timing differences and the Company expects its research, development and engineering costs will approximate those of the prior year.

Other income, net of other expenses increased $35,933. This increase was primarily attributable to increased interest earned on cash balances.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are its cash reserves and availability under the revolving line of credit. At May 31, 2005 the Company has cash and cash equivalents of $5,455,177, net working capital of $10,130,717 and $3,500,000 available under the revolving line of credit.

In the first half of fiscal 2005 cash provided by operations was $1,173,493 compared to $782,157 in the comparable period last year. This increase was due to improved inventory management and a decrease in accounts receivable day’s sales outstanding as well as increased accounts payable balances. Cash used in investing activities increased to $101,053 in the current period from $59,244 in the period ended May 31, 2004. This increase was due to increased spending on capital equipment. Cash used in financing activities was $653,845 in the current period compared to $609,216 in the prior year period. This increase was primarily due to increased dividends paid to shareholders.

On April 29, 2005, the Company renewed, through May 1, 2006, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.

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

Revenue Recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

For equipment, coatings, and replacement and spare part revenue, the criteria of SAB 104 are generally met upon shipment to its independent distributors, certified applicators, large end users and Original Equipment Manufacturer accounts, at which time title and risks ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of its products. The Company’s pricing is fixed at the time of shipment.

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

COHESANT TECHNOLOGIES INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural component dispensing systems, a reduction in growth of markets for the Company’s epoxy coating systems and customer resistance to Company price increases.

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

COHESANT TECHNOLOGIES INC.

PART II

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Effective March 22, 2005, the Board of Directors approved the grant of 1,350 shares of Common Stock, with an aggregate value of $9,936 to a new employee. The grant was a restricted award that vests on a cliff basis on March 22, 2012 and may vest earlier according to meeting specific performance measures through March 31, 2006. The value of the grant is being recognized as non cash compensation expense over the vesting period.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on Form 8-K

An 8-K was filed on March 17, 2005 to report earnings for the first quarter ended February 28, 2005 (Items 2.02 and 9.01).

An 8-K was filed on May 2, 2005 to report the renewal of its $3,500,000 credit facility through May 1, 2006 (Items 2.03 and 9.01).

An 8-K was filed on May 4, 2005 to report a semi-annual dividend payment of $0.135 per share. (Items 8.01 and 9.01).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

     Dated:      June 23, 2005

COHESANT TECHNOLOGIES INC.

BY:	/s/ Morris H. Wheeler

Morris H. Wheeler
President & Chief Executive Officer

BY:	/s/ Robert W. Pawlak

Robert W. Pawlak
Chief Financial Officer