Form 10KSB/A
period 2004-11-30
COHESANT TECHNOLOGIES INC
filed 2005-06-30
CIK 928420

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

                         Commission file number: 1-13484
                                                 -------

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

         State issuer's revenues for its most recent fiscal year.  $19,312,180

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of May 31, 2005. $10,523,016

         As of June 28, 2005 the issuer had 2,695,665 shares of Common Stock, $.001 par value, outstanding.


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

Dated:     June 30, 2005


                                        COHESANT TECHNOLOGIES INC.

                                        By: /s/  Robert W. Pawlak
                                           ------------------------------------
                                           Robert W. Pawlak
                                           Chief Financial Officer