Form 10QSB
period 2005-08-31
COHESANT TECHNOLOGIES INC
filed 2005-10-17
CIK 928420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 12, 2005, the Company has 3,164,789 shares of Common Stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (check one) YES ☐ NO ☑

COHESANT TECHNOLOGIES INC.
INDEX

PART I
ITEM 1. FINANCIAL INFORMATION
COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	August 31, 2005	November 30, 2004
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,805,105	$5,036,582
Accounts receivable, net of allowance for doubtful accounts of $312,205 and $302,000, respectively	4,517,823	3,297,305
Inventory, net of allowance for obsolete and slow-moving inventory of $207,000 and $187,000, respectively	3,827,363	3,367,947
Prepaid expenses and other	343,803	272,032
Deferred tax assets, net	210,000	210,000

Total Current Assets	10,704,094	12,183,866

Property, plant and equipment, net	723,568	520,866
Intangibles assets, net	1,465,028	125,296
Goodwill	7,925,994	840,254
Other noncurrent assets	3,060	1,815

Total Assets	$20,821,744	$13,672,097

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$2,212,283	$983,798
Accrued salaries, benefits and commissions	672,218	786,713
Accrued taxes	496,621	240,860
Dividends payable	—	347,005
Deferred revenue	256,430	—
Due to former owners of acquired business	462,990	—
Other current liabilities	311,376	197,119

Total Current Liabilities	4,411,918	2,555,495

Deferred tax liability	228,200	228,200

Total Liabilities	4,640,118	2,783,695

Commitments and Contingencies

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 3,118,382 and 2,613,965 shares issued, respectively)	3,118	2,614
Additional paid-in capital	10,871,035	6,313,774
Accumulated other comprehensive income	3,370	—
Retained earnings	5,304,103	4,572,014

Total Shareholders’ Equity	16,181,626	10,888,402

Total Liabilities and Shareholders’ Equity	$20,821,744	$13,672,097

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31, 2005	August 31, 2004
NET SALES	$5,620,990	$5,116,265
COST OF SALES	2,904,038	2,368,254

Gross profit	2,716,952	2,748,011

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES	242,154	273,484
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,778,921	1,639,218

TOTAL OPERATING EXPENSES	2,021,075	1,912,702

Income from operations	695,877	835,309

OTHER INCOME:
Interest income	27,136	10,022
Other income, net	8,701	16,891

INCOME BEFORE TAXES	731,714	862,222

INCOME TAX PROVISION	(280,470)	(320,498)

NET INCOME	$451,244	$541,724

EARNINGS PER COMMON SHARE (Note 4)
BASIC	$0.16	$0.21

DILUTED	$0.16	$0.20

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	2,753,320	2,600,655

DILUTED	2,839,734	2,717,603

CASH DIVIDENDS PER SHARE	$0.135	$0.13

COMPREHENSIVE INCOME
Net Income	$451,244	$541,724
Foreign currency translation adjustment	3,370	—

NET COMPREHENSIVE INCOME	$454,614	$541,724

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	August 31, 2005	August 31, 2004
NET SALES	$15,584,746	$14,641,856
COST OF SALES	8,239,998	7,108,416

Gross profit	7,344,748	7,533,440

RESEARCH, DEVELOPMENT AND ENGINEERING EXPENSES	685,403	797,387
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,984,601	4,624,230

TOTAL OPERATING EXPENSES	5,670,004	5,421,617

Income from operations	1,674,744	2,111,823

OTHER INCOME:
Interest income	77,294	20,360
Other income, net	19,388	31,465

INCOME BEFORE TAXES	1,771,426	2,163,648

INCOME TAX PROVISION	(675,561)	(804,271)

NET INCOME	$1,095,865	$1,359,377

EARNINGS PER COMMON SHARE (Note 4)
BASIC	$0.41	$0.52

DILUTED	$0.40	$0.51

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	2,674,008	2,590,090

DILUTED	2,769,287	2,689,340

CASH DIVIDENDS PER SHARE	$0.135	$0.13

COMPREHENSIVE INCOME
Net Income	$1,095,865	$1,359,377
Foreign currency translation adjustment	3,370	—

NET COMPREHENSIVE INCOME	$1,099,235	$1,359,377

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31, 2005	August 31, 2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,095,865	$1,359,377
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	172,108	176,668
Non-cash compensation	115,645	96,384
Loss on asset disposal	126	275
Provision for doubtful accounts	10,205	20,205
Net change in assets and liabilities-
Accounts and notes receivable	(249,660)	(137,604)
Inventories	(320,184)	(38,279)
Prepaid expenses and other	(71,771)	(107,472)
Accounts payable	1,037,306	182,950
Deferred revenue	11,959	—
Other current liabilities	304,068	227,770
Other noncurrent assets	(12,516)	(17,498)

Net cash provided by operating activities	2,093,151	1,762,776

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment additions	(170,831)	(128,102)
Acquisition of CuraFlo	(4,548,092)	—
Proceeds from sale of property & equipment	13,370	—

Net cash used in investing activities	(4,705,553)	(128,102)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from exercise of stock options	91,705	64,436
Cash dividends paid to stockholders	(710,780)	(987,298)

Net cash used in financing activities	(619,075)	(922,862)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,231,477)	711,812
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,036,582	3,838,179

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,805,105	$4,549,991

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Background
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment and the design, development, manufacture and sale of specialty coatings. These systems and products offer innovative lining technology providing corrosion protection and renewal of infrastructure in commercial, institutional, municipal and residential sectors of the water, wastewater and industrial markets. Additionally the Company is a licensor of technology for the renewal and rehabilitation of small diameter water pipes and also performs restoration, protection and replacement of plumbing lines.
The Company’s direct, wholly owned subsidiaries, GlasCraft Inc. (“GCI”), Raven Lining Systems Inc. (“Raven”) and the CuraFlo group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and Cohesant Infrastructure Protection and Renewal LLC, sell their products through a network of independent distributors, Certified Applicators and Licensees in the United States and overseas. Industries served include construction, transportation and marine.
The Company’s executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana, Tulsa, Oklahoma and Vancouver, Canada.
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
The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, CuraFlo, GCI and Raven. Intercompany accounts and transactions have been eliminated.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Acquisition of CuraFlo
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, Curaflo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, Curaflo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, Curaflo Technologies (USA) Inc., a Nevada corporation, and Curaflo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, currently based in Vancouver, Canada, licenses technology for the renewal and rehabilitation of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by Raven) and other supplies to its licensees. CuraFlo’s Services unit performs restoration, protection and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio will enable the Company to extend its infrastructure protection and renewal offerings beyond its current municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 as determined by the closing price of Cohesant’s stock on the acquisition date in accordance with applicable accounting rules. In addition, the Company has incurred $444,092 of direct costs related to the acquisition, including legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock was deposited for a minimum of 24 months into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The assumed liabilities of $944,293 depicted below include a $462,990 payment due to the former owners relating to returned working capital required by the purchase agreement.
The following table summarizes the net assets acquired, which are preliminary and subject to change based on actual expenses, intangible asset review, final working capital payment due to previous owners and relocation costs.

Current assets	$1,129,513
Property & equipment	186,529
Intangible assets	1,356,000
Goodwill	7,085,740

Total assets acquired	9,757,782

Liabilities assumed	(944,293)

Net assets acquired	$8,813,489

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unaudited pro forma results
The results of operations of CuraFlo have been included with those of the Company only since the acquisition date. The following unaudited pro forma revenue, net income and income per share information of the Company and the acquired assets of CuraFlo assume the acquisition had occurred as of December 1, 2004 and December 1, 2003:

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Revenue	$6,711,539	$5,859,932	$19,050,342	$16,558,930
Net Income	651,881	595,810	1,382,344	1,359,835
Basic earnings per share	0.21	0.19	0.45	0.45
Diluted earnings per share:	0.20	0.19	0.43	0.43
The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.
Note 4 — Earnings per Share
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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2005	2004	2005	2004
Income available to common stockholders	$451,244	$541,724	$1,095,865	$1,359,377
Basic earnings per share:
Weighted-average number of common shares outstanding	2,753,320	2,600,655	2,674,008	2,590,090
Basic earnings per share	$0.16	$0.21	$0.41	$0.52
Diluted earnings per share:
Weighted-average number of common shares outstanding	2,753,320	2,600,655	2,674,008	2,590,090
Stock Options	79,975	104,533	87,048	93,615
Restricted Stock	6,439	12,415	8,231	5,635
Diluted weighted-average number of common shares outstanding	2,839,734	2,717,603	2,769,287	2,689,340
Diluted earnings per share	$0.16	$0.20	$0.40	$0.51

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Accounting for Stock-Based Compensation
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

	Three Months Ended		Nine Months Ended
	August 31,		August 31,
	2005	2004	2005	2004
Net income, as reported	$451,244	$541,724	$1,095,865	$1,359,377
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	21,532	43,315	71,700	67,383
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,063)	(57,907)	(109,293)	(111,159)

Pro forma net income	$438,713	$527,132	$1,058,272	$1,315,601

Earnings per share:
Basic—as reported	$0.16	$0.21	$0.41	$0.52

Basic—pro forma	$0.16	$0.20	$0.40	$0.51

Diluted—as reported	$0.16	$0.20	$0.40	$0.51

Diluted—pro forma	$0.15	$0.19	$0.38	$0.49

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
Note 6 — Revolving Line of Credit
On April 29, 2005, the Company renewed, through May 1, 2006, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
including financial ratios. As of August 31, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
Note 7 — Segment Information
The Company monitors its operations in three business divisions: CuraFlo, GCI and Raven. Certain corporate costs are not allocated to the business segments. CuraFlo was acquired on August 12, 2005. Financial information for the Company’s reportable segments as of and for the period ended August 31, 2005 and August 31, 2004 is as follows:

Three Months Ended
August 31, 2005	CuraFlo	GCI	Raven	Corporate	Consolidated
Net Sales	$229,263	$3,661,394	$1,730,333	$—	$5,620,990
Depreciation and amortization:	11,464	42,701	9,897	914	64,976
Net Income:	20,770	418,947	285,483	(273,956)	451,244
Identifiable assets:	9,918,828	6,289,393	2,534,465	2,079,058	20,821,744
Capital expenditures:	—	48,080	7,881	447	56,408

Three Months Ended
August 31, 2004	CuraFlo	GCI	Raven	Corporate	Consolidated
Net Sales:	—	$3,682,694	$1,433,571	$—	$5,116,265
Depreciation and amortization:	—	42,335	13,253	2,277	57,865
Net Income:	—	511,784	236,293	(206,353)	541,724
Identifiable assets:	—	5,880,845	2,519,569	4,816,381	13,216,795
Capital expenditures:	—	57,244	10,589	1,025	68,858

Nine Months Ended
August 31, 2005	CuraFlo	GCI	Raven	Corporate	Consolidated
Net Sales	$229,263	$10,353,460	$5,002,023	$—	$15,584,746
Depreciation and amortization:	11,464	123,169	32,441	5,034	172,108
Net Income:	20,770	1,140,081	695,319	(760,305)	1,095,865
Identifiable assets:	9,918,828	6,289,393	2,534,465	2,079,058	20,821,744
Capital expenditures:	—	158,393	10,598	1,840	170,831

Nine Months Ended
August 31, 2004	CuraFlo	GCI	Raven	Corporate	Consolidated
Net Sales:	—	$9,918,828	$4,723,028	$—	$14,641,856
Depreciation and amortization:	—	131,612	39,285	5,771	176,668
Net Income:	—	1,123,299	780,424	(544,346)	1,359,377
Identifiable assets:	—	5,880,845	2,519,569	4,816,381	13,216,795
Capital expenditures:	—	96,367	22,774	8,961	128,102

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents percentage of total revenues by region.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Region	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
United States	65	67	67	67
Asia/Pacific Rim	12	12	11	12
Europe	10	11	10	12
Canada	8	4	7	5
Other	5	6	5	4

Total	100%	100%	100%	100%
Note 8 — Contingencies
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
Note 9 — Shareholders’ Equity
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

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On August 12, 2005 the Company issued 461,124 shares of common stock, with an aggregate value of $4,265,397 in connection with the acquisition of CuraFlo.
Note 10 — Dividends
On May 4, 2005, the Company announced that its Board of Directors approved a semi-annual dividend payment of $0.135 per share. This dividend payment of $363,776 was paid on May 27, 2005 to shareholders of record on May 18, 2005.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
Acquisition
We maintain a strategy for growth through steady organic expansion supported by select acquisitions. Our long-term strategic plan is to be a global leader providing technologies for infrastructure renewal and protection.
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, Curaflo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, Curaflo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, Curaflo Technologies (USA) Inc., a Nevada corporation, and Curaflo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, currently based in Vancouver, Canada, is a licensor of technology for the renewal and rehabilitation of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is a modern alternative to the expensive and time consuming previous process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by Raven) and other supplies to its licensees. CuraFlo’s Services unit performs restoration, protection and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio will enable the Company to extend its infrastructure protection and renewal offerings beyond its current municipal focus by adding CuraFlo’s industry leadership position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 as determined by the closing price of Cohesant’s stock on the acquisition date in accordance with applicable accounting rules. In addition, the Company has incurred $444,092 of direct costs related to the acquisition, including legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock was deposited for a minimum of 24 months into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing.
Results of Operations
Third quarter ended August 31, 2005 as compared to the same period in the prior year.
Net sales for the three months ended August 31, 2005 were $5,620,990 compared to $5,116,265 for the same period of the prior year, an increase of $504,725 or 9.9%. Coatings sales increased $396,946, or 29.2%, and Equipment sales decreased $57,941, or 1.5%. The Company had Renewal revenue of $165,720 in the current period. Net income was $451,244, a $90,480 or 16.7% decrease compared to last year.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Net sales of dispense equipment and spare parts at GCI decreased $21,300 or less than 1%. This decrease was primarily attributable to decreased sales of coating systems and to a lesser extent decreased sales of fiberglass spare parts. This sales decrease was almost entirely offset by increased sales of dispense systems for the fiberglass reinforced plastics market and polyurethane foam market and continued demand for the new Probler P2 dispense gun used in the polyurethane foam and coatings market. Net sales of dispense equipment and parts in the United States decreased 8.8% while international dispense equipment and parts net sales increased 10.1%. The increase in international sales was primarily a result of increased sales to Canada and the Asia/Pacific Rim, which was partially offset by decreased sales to Europe.
Specialty coatings net sales at Raven were $1,694,130 compared to $1,360,240 for the comparable period in the prior year, an increase of $333,890 or 24.5%. In addition, Raven had ancillary equipment and parts sales of $36,203 compared to $73,331 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase capacity by buying additional equipment.
Renewal net sales at CuraFlo were $165,720 for the post acquisition period (August 13, 2005 through August 31, 2005). Renewal revenue consists of restoration, protection and replacement of plumbing lines in commercial and residential buildings. In addition, CuraFlo had specialty coatings net sales of $63,520 to its licensees in the period.
The Company’s gross margin decreased to $2,716,952, or 48.3% of net sales, in the 2005 period from $2,748,011, or 53.7% of net sales, in the 2004 period. The dollar decrease was primarily attributable to a less favorable product mix of dispense systems sold in the period and due to special introductory pricing on the new Probler P2 gun and greater than expected manufacturing and component costs for initial runs of this new product. This decrease was almost entirely offset by increased sales of specialty coatings and by the acquisition of CuraFlo. The decreased gross profit percentage was a result of the items mentioned above as well as increased raw material costs on the Company’s specialty coatings. Management expects margins to continue to improve on its equipment as introductory pricing expires and as manufacturing and component costs decline on future production runs of the Probler P2.
Operating expenses for the three months ended August 31, 2005 were $2,021,075 compared to $1,912,702 for the same period of the prior year, an increase of $108,373, or 5.7%. This increase was primarily due to increased corporate administrative costs (increased personnel), which was partially offset by decreased administrative and research, development and engineering costs at GCI. The acquisition of CuraFlo added $44,259 in administrative costs in the period.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other income, net of other expenses increased $8,924. This increase was primarily attributable to increased interest earned on cash balances.
Nine months ended August 31, 2005 as compared to the same period in the prior year.
Net sales for the nine months ended August 31, 2005 were $15,584,746 compared to $14,641,856 for the same period of the prior year, an increase of $942,890 or 6.4%. Equipment sales increased $346,784, or 3.3% and Coatings sales increased $430,386, or 10.2%. The Company had Renewal revenue of $165,720 in the current period. Net income was $1,095,865, a $263,512 or 19.4% decrease compared to last year.
Net sales of dispense equipment and spare parts at GCI increased $434,632 or 4.4%. This increase was primarily attributable to an increase in sales of dispense systems for the fiberglass reinforced plastics market and strong initial demand for the new Probler P2 dispense gun introduced in the first quarter which significantly increased sales of dispense guns to the foam and coatings market. GCI also experienced an increase in sales of spare parts and accessories. These sales gains were partially offset by a decrease in sales of coating dispense systems. Net sales of dispense equipment and parts in the United States increased 4.9% and international dispense equipment and parts net sales increased 3.9%. Decreased sales to the Asia/Pacific Rim and Europe were offset by increased sales to Canada and other areas.
Specialty coatings net sales at Raven were $4,573,630 compared to $4,206,300 for the comparable period in the prior year, an increase of $367,330 or 8.7%. In addition, Raven had ancillary equipment and parts sales of $428,393 compared to $516,728 for the comparable period last year. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase capacity by buying additional equipment.
Renewal net sales at CuraFlo were $165,720 all of which incurred in the third quarter following the acquisition. Renewal revenue consists of restoration, protection and replacement of plumbing lines in commercial and residential buildings. In addition, CuraFlo had specialty coatings net sales of $63,520 to its licensees in the period.
The Company’s gross margin decreased to $7,344,748, or 47.1% of net sales, in the 2005 period from $7,533,440, or 51.5% of net sales, in the 2004 period. The largest portion of this decrease was attributable to special introductory pricing on the new Probler P2 gun and greater than expected manufacturing and component costs for initial runs of this new product. To a lesser extent, the decrease in gross margin dollars and percentage decrease was due to a less favorable product mix of dispense systems sold in the period and increased raw material costs on the Company’s specialty coatings. Management expects margins to continue to improve on its equipment as introductory pricing expires and as manufacturing and component costs decline on future production runs of the Probler P2.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating expenses for the nine months ended August 31, 2005 were $5,670,004 compared to $5,421,617 for the same period of the prior year, an increase of $248,387, or 4.6%. This increase was primarily due to increased corporate administrative costs (increased personnel), which was partially offset by decreased administrative, research, development and engineering and sales and marketing expenses at GCI. The acquisition of CuraFlo added $44,259 in administrative costs in the period.
Other income, net of other expenses increased $44,857. This increase was primarily attributable to increased interest earned on cash balances.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash reserves and availability under the revolving line of credit. At August 31, 2005 the Company has cash and cash equivalents of $1,805,105, net working capital of $6,292,176 and $3,500,000 available under the revolving line of credit.
In the first nine months of fiscal 2005 cash provided by operations was $2,093,151 compared to $1,762,776 in the comparable period last year. This increase was primarily due to increased accounts payable balances and partially offset by increased account receivable and inventory balances resulting from increased sales and a decrease in net income. Cash used in investing activities increased to $4,705,553 in the current period from $128,102 in the period ended August 31, 2004. This increase was due to the CuraFlo acquisition and increased spending on capital equipment. Cash used in financing activities was $619,075 in the current period compared to $922,862 in the prior year period. This decrease was primarily due to timing differences of dividends paid to shareholders.
On April 29, 2005, the Company renewed, through May 1, 2006, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
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
Renewal revenue consists of restoration, protection and replacement of plumbing lines in commercial and residential buildings. This revenue is recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.
License fee revenue is recognized when collectibility is assured and all material services or conditions relating to the sale have been substantially performed.
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
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural components dispensing systems, a reduction in growth of markets for the Company’s epoxy coating systems, customer resistance to Company price increases, the successful integration of the CuraFlo acquisition and CuraFlo’s ability to expand its licensing and services business.
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
PART II
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of CuraFlo. A portion of the purchase price was paid by the issuance of 461,124 shares of common stock with an aggregate value in accordance with applicable accounting rules of $4,265,397.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)	The Company’s annual meeting of stockholders was held on June 9, 2005.

b)	At the annual meeting, the Company’s stockholders elected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2006.

c)	At the annual meeting, the Company’s stockholders ratified the appointment of Ernst & Young LLP as auditors of the Company for fiscal 2005. The holders of 2,588,977 shares of Common Stock voted to ratify the appointment, the holders of 3,000 shares voted against the ratification and the holders of 669 shares abstained.

d)	At the annual meeting, the Company’s stockholders approved the Company’s Long-Term Incentive Plan. The holders of 1,742,118 shares of common stock voted to approve the plan, the holders of 176,365 shares voted against and the holders of 6,763 shares abstained. There were 667,400 broker non-votes for the Long-Term Incentive Plan.

COHESANT TECHNOLOGIES INC.
     The following tabulation represents voting for the Directors:

		Withheld
	For	Authority
Michael L. Boeckman	2,585,246	7,400
Morton A. Cohen	2,395,805	196,841
Dwight D. Goodman	2,409,505	183,141
Richard L. Immerman	2,585,246	7,400
Morris H. Wheeler	2,412,357	180,289
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit
31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer
(b)	Reports on Form 8-K

An 8-K was filed on June 16, 2005 to report earnings for the second quarter and six months ended May 31, 2005 (Items 2.02 and 9.01).

An 8-K was filed on August 16, 2005 to report the acquisition of CuraFlo and related companies (Items 1.01, 2.01, 3.02 and 9.01).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
     Dated: October 14, 2005

COHESANT TECHNOLOGIES INC.
BY:	/s/ Morris H. Wheeler
Morris H. Wheeler
President & Chief Executive Officer

BY:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer