Form 10KSB
period 2005-11-30
COHESANT TECHNOLOGIES INC
filed 2006-02-21
CIK 928420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2005

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                     to
Commission file number 1-13484
COHESANT TECHNOLOGIES INC.
(Exact name of Small Business Issuer in Its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1775913 (I.R.S. Employer Identification No.)

5845 West 82nd Street, Ste. 102, Indianapolis, Indiana (Address of Principal Executive Offices) Issuer’s Telephone Number, Including Area Code:	46278 (Zip Code) (317) 871-7611
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 Par Value registered on the Boston Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 Par Value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $22,197,702.
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 31, 2006. $15,020,246.
     As of January 31, 2006, the Issuer had 3,165,656 shares of Common Stock, $.001 par value, outstanding.
Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS
          Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural component dispensing systems, a reduction in growth of markets for the Company’s epoxy coating systems, customer resistance to Company price increases, the successful integration of the CuraFlo (as defined below) acquisition and CuraFlo’s ability to expand its licensing and rehabilitation business.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
     (a) General
          Cohesant Technologies Inc. (“Company” or “Cohesant”) has been engaged in the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment, the design, development, manufacture and sale of specialty coatings and a licensor of technology for the renewal and rehabilitation of small diameter water pipes and also performs renewal, rehabilitation and replacement of plumbing lines.
          For the years ended November 30, 2005 and 2004, the Company had net sales of $22,197,702 and $19,312,180, respectively, of which $14,528,485 and $13,851,974, respectively, were for equipment systems, replacement parts and supplies, $6,470,706 and $5,386,106, respectively, were for coating and grout products and $83,646 and $74,100, respectively for licensee revenue. Additionally the Company had $1,114,865 rehabilitation revenue in the 2005 period.
          The Company, which was organized in 1994, conducted business through its subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”), which was acquired from 4279 Investments Ltd. in August 2005. The Company operated under this structure for both fiscal 2005 and 2004. As used herein, the term “Company” included the operations of Cohesant, GCI, Raven, and CuraFlo, unless the context indicates otherwise. The Company’s principal offices are located at 5845 West 82nd Street, Suite 102, Indianapolis, Indiana 46278. The Company’s web address is www.cohesant.com.
Reorganization
          Starting in March 2003, Cohesant began reviewing and reevaluating its corporate mission, corporate strategy and business processes. This initiative, dubbed Cohesant 2.0, led the Company to refocus its attention on its historic roots — the rehabilitation of municipal, industrial, commercial and residential infrastructure. In particular, the Company is refocusing on the protection, renewal and rehabilitation of drinking water distribution systems and waste water collection systems. The acquisition of CuraFlo in August 2005 demarked the acceleration of this return to the Company’s roots. And on December 1, 2005, the Company completed a restructuring marking the culmination of this process from a structural standpoint. Accordingly, this 10KSB filing marks the last time that Cohesant will be reporting its results in the current format.
          Under the reorganization, the Company will conduct its operations through three segments – GCI, CIPAR (Cohesant Infrastructure Protection and Renewal) and Cohesant Materials (“CMI”) and continue to report results for the four distinct revenue categories of the segments – Equipment, Coatings, Licensee Revenues and Rehabilitation and Renewal Services.
          GCI, whose business is little changed by the restructuring, manufactures, markets and sells high-quality equipment for metering, mixing and dispensing a wide variety of construction and other chemicals. GCI is and continues to be the mainstay of Cohesant’s Equipment revenue.
          CMI will manufacture, market and sell corrosion protection and other specialty coatings used in the protection, renewal and rehabilitation of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary along with a sales and marketing focus on developing new markets for its AquataPoxy products. CMI will be the primary operating entity for our Coatings, although much of its sales initially will be internal sales to our CIPAR segment.
          Finally, CIPAR will account for both our Licensee and Rehabilitation and Renewal Services (Rehabilitation) revenues. CIPAR was formed through a combination of the licensing side of the former Raven Lining Systems subsidiary and the acquired CuraFlo licensing business. CIPAR also includes the acquired CuraFlo Rehabilitation and Renewal Services businesses.

          CIPAR licenses systems for the renewal and rehabilitation of waste water collection systems, drinking water distribution systems and small diameter water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings; provides equipment, exclusively sells its Raven and CuraPoxy branded epoxies (manufactured by CMI) as well as other products to its Licensed Dealers, and performs renewal, rehabilitation and replacement of plumbing lines in Western Canada and the United States.
          These systems and products offer innovative lining technology providing corrosion protection and renewal of infrastructure in commercial, institutional, municipal and residential sectors of the water, wastewater and industrial markets.
          The Company’s dispense equipment systems are designed specifically for use with multiple component formulations such as fiberglass reinforced plastics, polyurethanes, and polyureas and epoxies. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products and to create packaging and to fill molds for diverse products such as recreational boat hulls and construction products. The Company also maintains an extensive inventory of replacement parts.
(b) Narrative Description of Business
PRODUCTS
GlasCraft, Inc.
          GCI designs and manufactures a wide range of specialized dispense equipment systems, which are used to dispense multi-component formulations such as fiberglass reinforced plastics, polyurea and polyurethane coatings and polyurethane foam. Net sales of dispense equipment systems amounted to $6,815,686 and $6,751,902 for the fiscal years ended November 30, 2005 and 2004, respectively, representing 30.7% and 35.0%, respectively, of net sales. A significant portion of the Company’s business is the sale of replacement parts and supplies for its current and discontinued dispense equipment. The Company maintains an inventory of approximately 6,000 items to enable it to efficiently fill orders and service repairs. Net sales of replacement and spare parts and supplies amounted to $6,925,597 and $6,517,165, representing 31.2% and 33.7% of net sales for the fiscal years ended November 30, 2005 and 2004, respectively.

     Fiberglass reinforced plastic dispense equipment systems. GCI develops dispense equipment systems for both open and closed mold methods of fiberglass reinforced plastic product manufacturing. GCI’s dispense equipment systems can be used to manufacture a wide variety of products, including such diverse products as boat hulls and construction components. The open mold method is ideally suited for small quantity and custom production.
          The United States Occupational Safety and Health Administration (“OSHA”) and environmental regulatory agencies in the United States and abroad regulate the use of various volatile organic chemicals (“VOC’s”) such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI primarily sells dispense equipment systems in the fiberglass market outfitted with its patented Multiport Impingement Technology which reduces VOC’s and increases transfer efficiency. Multiport Impingement Technology is spray technology that reduces atomization by increasing the size of the sprayed droplets, while maintaining a quality spray pattern. Increased transfer efficiency results in less waste of product. GCI also sells dispense equipment systems which utilize its patented Air Assist Containment (“AAC”) which improves containment of an atomized spray pattern. Improved containment limits emissions of VOC’s. An increasing portion of GCI’s fiberglass equipment systems are used in Resin Transfer Molding (RTM) and RTM Lite closed mold processes. RTM, RTM Lite and other closed molded processes have the ability to further reduce waste and pollutants.
     Polyurea and polyurethane coatings dispense equipment systems. The Company designs and manufactures equipment systems for dispensing polyurea and polyurethane coatings. A portion of these sales go to Original Equipment Manufacturers (OEM). Polyurea and polyurethane coatings are used to coat concrete in new construction, tanks, cargo beds and metal substrates. The Company’s technology has many applications in the coatings industry. Consequently, the Company continuously seeks and develops new and different uses for its equipment systems. The Company, when necessary, will modify existing equipment system designs or will design new equipment systems to meet the requirements of new coatings as well as changing regulation and manufacturing methods.
     Polyurethane foam dispense equipment systems. The Company also designs and manufactures equipment systems for dispensing polyurethane foam. Polyurethane foam is used for commercial and residential insulation, packaging, flotation devices and many other uses.

Raven Lining Systems
          Raven produced high performance protective coatings under the Raven and AquataPoxy brands. These proprietary formulations of solvent-free coatings and grouts contain no VOC’s. As with GCI, Raven benefited significantly from increasing government regulation of VOC’s and the resulting trend towards low VOC products. Net sales of Raven and AquataPoxy products amounted to $6,232,010 and $5,386,106, representing 28.1% and 27.9% of net sales for the fiscal years ended November 30, 2005 and 2004, respectively. Raven sells equipment, spare parts and supplies, which is used to apply its coatings and grouts. Net sales of equipment and spare parts amounted to $505,709 and $582,907, representing 2.3% and 3.0% of net sales for the fiscal years ended November 30, 2005 and 2004, respectively. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment. Additionally Raven had licensee revenue of $36,206 and $74,100, for the fiscal years ended November 30, 2005 and 2004, respectively. Licensee revenue is comprised of license, training and consulting fees charged to Certified Applicators.
     Raven Products. Raven sprayable epoxies are formulated for ultra high-build (20-250 mils per coat) application on concrete, masonry and steel surfaces providing protection from atmospheric and chemical corrosion. The high physical strengths of some Raven formulations permit the epoxy to enhance the structural integrity of damaged structures. Raven products can be quickly applied under harsh environmental conditions providing quick return to service and substantial savings for industrial facilities by lessening downtime. The life span of the infrastructure exposed to these conditions can increase dramatically with the use of Raven high performance protective coatings and linings. The Company’s unique high performance line of products and network of Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries.
          Raven coatings and grouts are solvent-free, nontoxic, 100% solids epoxy products, emitting no VOC’s. These products offer safe working environments while complying with the existing United States Environmental Protection Agency (“EPA”) and Clean Air Act regulations.
     AquataPoxy Products. The AquataPoxy line of solvent-free epoxy coating and grout products is designed to extend the life of a structure by protecting it from corrosion. These products are formulated to have high performance characteristics such as excellent resistance to moisture, corrosion and chemical attack. AquataPoxy products are used in the construction, repair, rehabilitation and maintenance of food processing and water storage structures, commercial and residential water pipe lining, wastewater treatment and collection systems of municipalities and industrial and recreational facilities. AquataPoxy products are unique with their high moisture tolerant characteristics that allow them to be applied to underwater and moisture filled concrete surfaces. AquataPoxy products are ideally suited for the rapidly growing market in underground rehabilitation of infrastructure. AquataPoxy products are specified for use by many engineers and governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities by trained applicators. The Company is aggressively demonstrating and testing AquataPoxy products to expand awareness of its unique attributes and the application and marketing benefits of its Certified Applicator program.
          AquataPoxy products contain no solvents or VOC’s. Properly applied, AquataPoxy products are inert once cured and do not release harmful by-products into air, water or the environment. Conversely, competitive solvent-borne coatings have the potential to release carcinogens and other hazardous substances into the environment and generally are not desirable for applications that involve contact with food, drinking water, animals or people. The Company maintains certification under the National Sanitation Foundation Standard 61 and meets qualifications of the United States Department of Agriculture for agricultural applications, food processing and potable water facilities and marine environments.
CuraFlo Group
          The CuraFlo Group licenses its proprietary technology, sells and rents equipment, and provides value added services for its licensed dealers. The CuraFlo Group focuses on the renewal and rehabilitation of small diameter water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings in Western Canada and the United States. Since the August 12, 2005, acquisition date CuraFlo had revenue of $1,682,494, representing 7.6% of net sales for the fiscal year end November 30, 2005.
     Dealer Network. CuraFlo licenses its technology to plumbers and/or mechanical contractors throughout North America. The proprietary technology, “relining”, consists of know-how and methods to clean the old metal pipes using an abrasive and then refurbish the inner walls of the pipe with a special epoxy, supplied by CMI, approved for use in drinking water applications. Relining technology is considered a vast improvement over the traditional “repipe” technique used to rehabilitate water pipes which consists of ripping out the old pipes and replacing them with new piping. Relining technology is less intrusive, offers quicker return to service and more cost effective than repiping.

License agreements have provided the Company with consideration in the form of an initial license fee payable up-front, payment for purchase of equipment and payment for the purchase of epoxy coatings. A typical agreement contains a 10-year term and provides the licensee with an exclusive right to utilize the Company’s propriety pipe lining and restoration system within a specified geographical territory. Under the related supply agreement a licensed dealer purchases equipment and epoxy for use in the pipe lining and restoration system. The arrangement provides the licensed dealer with access to technical assistance, operational and other support from the Company.
     Rehabilitation. CuraFlo performs renewal, rehabilitation and replacement of plumbing lines in Western Canada and the United States using both the renewal and repipe technologies. The Company uses these opportunities to continually refine its processes, provide hands on training to its licensees and develop markets for future licensing prospects.
MARKETING
     Distributors, Certified Applicators and Licensed Dealers
          Most of the Company’s products are sold through a growing network of independent distributors, Certified Applicators and Licensed Dealers in the United States and overseas. A portion of the Company’s sales are made directly to end-users and OEM accounts by Company sales personnel.
          Generally, the products of GCI are sold through over 100 independent domestic and international equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the international distributors sell only industrial equipment. In the fiscal years ended November 30, 2005 and 2004, GCI’s ten largest distributors accounted for 37% and 40% of equipment system and replacement parts sales, respectively. Of the foregoing, five of the distributors in each fiscal 2005 and 2004 were internationally based. GCI provides training to the distributors and customers in the use of its equipment systems and products.
          Raven products are marketed primarily through Certified Applicators. The Company presently has forty-eight domestic Certified Applicators and one international Certified Applicator. For the fiscal years ended November 30, 2005 and 2004 the Company’s ten largest Certified Applicators accounted for 66% and 71%, respectively, of coating and grout product sales.

          CuraFlo markets its licenses and products primarily to plumbing companies. CuraFlo has a network of independent Licensed Dealers serving North America. CuraFlo’s rehabilitation services are marketed to property managers and owners of apartment buildings, private homes and other commercial, industrial and residential buildings.
     Brochures, Advertising and Trade Shows
          The Company supports its marketing with brochures, sales catalogues, direct mailings and media insertions in various trade publications. In connection with coating and grout products, the Company also prepares media promotion kits and product demonstration kits for use by Certified Applicators and distributors. Company personnel, representatives and distributors attend trade shows in the United States and overseas. Typically, potential customers and distributors attend these shows. In addition, these shows afford the Company the opportunity to keep abreast of its competitors’ products and developments in the industry. Company personnel also participate in various industry organizations and work with complementary technologies to present educational and technical seminars. These seminars assist in industry growth and guide prospective customers to the Company’s products and methods.
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
COMPETITION
          The markets for all of the Company’s products are highly competitive. The Company competes with numerous well-established companies, most of which possess substantially greater financial,

marketing, personnel and other resources than those of the Company.
          There are a number of competitive equipment manufacturers, which include Graco Inc. and Magnum-Venus Products. Coating and grout competitors include Carboline Company, Tnemec Company, Inc. and International Protective Coatings. Licensing and rehabilitation competitors include ACE DuraFlo on a national level and other regional players. The Company competes by increasing customer awareness of its technology and quality products, by offering its products at a competitive price, and through product line extensions.
          The markets for the Company’s products are characterized by changing technology and industry standards. Accordingly, the ability of the Company to compete is dependent upon the Company’s ability to complete development and effectively market its technology and state-of-the-art equipment and coating products.
RESEARCH AND DEVELOPMENT
          The Company has a research and development program to continually improve its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. In fiscal 2004 the Company revamped its development approach to improve delivery times from development to market. In fiscal 2005 the Company introduced its newly developed and patented Probler P2 gun and Formula gun. The Company has eight full-time and one part-time employees devoted to research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessors. Research and development expenses for the fiscal years ended November 30, 2005 and 2004 were $934,460 and $1,009,349, respectively, or 4.2% and 5.2%, respectively of net sales. The Company expects this level of research and development expense to continue or slightly increase in the future.
GOVERNMENT REGULATION
          The Company is subject to regulations administered by the EPA, OSHA, various state agencies, county and local authorities acting in cooperation with Federal, state and Canadian authorities and international governmental regulatory agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution, to protect against occupational exposure to chemicals, including health and safety risks, and to require notification or reporting of the storage, use and release of certain hazardous chemicals and substances. The extensive regulatory framework imposes significant compliance burdens and risks on the Company’s operating subsidiaries. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose civil and criminal fines in the case of violations.
          The Company has in place programs to achieve and maintain substantial compliance with the currently existing environmental and worker exposure laws and regulations, which materially affect the Company’s continuing businesses. As of the date of this Report, based on its experience and consultations with environmental consultants, management believes that the Company is taking or has taken all necessary measures to comply with applicable Federal, state and local environmental laws and regulations and worker exposure regulations.
          As a product exporter, the Company is subject to import and other regulations by international governments. While the Company currently does not experience any significant difficulties with exports, future changes to international laws and regulations could impact international sales.
PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION
          The Company holds several U.S. patents and patent applications, all of which are applicable to the Company’s specialized two component dispense equipment. No single patent is material to the Company. The Company’s patents expire at various times in the future through 2021. In fiscal 2004 GCI received a patent and has two applications pending covering the Probler P2 gun. Also, GCI received in fiscal 2004 a patent on its Indy Gel dispense gun.
          The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company holds a United States trademark registration for AAC®, AquataPoxy®, CuraFlo®, CuraPoxy® , GlasCraft® and Raven® and promotes these trade names in connection with its marketing activities.
          The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.
EMPLOYEES
          As of December 31, 2005, the Company employed 117 full time and 5 part time persons, 25 of whom are in sales, 9 are in research and development, 37 are in service, 4 are in quality control, 33 are in manufacturing and 14 are in accounting and administration. The Company believes its relations with its employees are good.
ITEM 2. PROPERTIES
          The Company’s executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in Indianapolis, Indiana, Tulsa, Oklahoma and Vancouver, Canada. GCI leases approximately 51,200 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January 2009. CMI is scheduled to relocate its operations in the second quarter of fiscal 2006 to approximately 15,000 square feet of combined office and manufacturing space in Tulsa, Oklahoma leased through March 2011. CIPAR’s Vancouver operation is located in approximately 4,560 square feet of combined office and warehouse space. The Company will reevaluate its Vancouver space needs in connection with the reorganization and relocation of CIPAR’s headquarters to Cleveland, Ohio. CIPAR currently occupies temporary space in Cleveland, Ohio and is evaluating future needs. The Company does not foresee a material impact on operations in any relocation.
ITEM 3. LEGAL PROCEEDINGS
          The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
          The Company reported in prior years’ annual reports on a state governmental inquiry raised in connection with the sale of its former American Chemical Company subsidiary’s assets and subsequent contribution of the ACC real property to a non-profit, environmental educational organization. No additional inquiries have been made in the last two years.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended November 30, 2005.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

          The Common Stock of the Company is quoted on the Nasdaq Small Cap Market and listed on the Boston Stock Exchange under the symbol “COHT”.
          The following table sets forth the high and low closing prices of the Company’s Common Stock for each quarter in the two year period ended November 30, 2005, as reported by Nasdaq.

	Bid Price
Common Stock	High	Low
Year Ended November 30, 2004
First Quarter	$7.63	$5.75
Second Quarter	11.15	6.20
Third Quarter	14.97	6.95
Fourth Quarter	13.25	8.88

Year Ended November 30, 2005
First Quarter	$15.38	$9.22
Second Quarter	10.98	7.06
Third Quarter	10.00	8.00
Fourth Quarter	9.80	7.36
          Substantially all of the holders of common stock maintain ownership of their shares in “street name” accounts and are not, individually, shareholders of record. At November 30, 2005 the Company believes there are in excess of 1,000 beneficial owners of common stock, although there are only 47 holders of record.
          The following table depicts the dates and payments of dividends made in fiscal 2005 and 2004.

		Per
		Share
Record Date	Payment Date	Amount
November 18, 2005	November 30, 2005	$0.135
May 18, 2005	May 27, 2005	0.135
November 30, 2004	December 10, 2004	0.13
June 28, 2004	July 8, 2004	0.13
          The Board of Directors reviews the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions.
          The following table sets forth certain information regarding the Company’s equity compensation plans as of November 30, 2005:

	Number of securities		Weighted-average
	to be issued upon		exercise price of	Number of securities
	exercise of		outstanding	remaining available for
	outstanding options,		options, warrants	future issuances under
Plan Category	warrants and rights		and rights.	equity compensation plans.
Equity compensation Plans approved by Security holders	209,175	(1)	$3.54	298,650	(2)

Equity compensation Plans not approved by Security holders	65,525	(3)	N/A	0

Total	274,700		$3.54	298,650

(1)	Represent shares granted under the Company’s 1994 Employee Stock Option Plan, as amended.

(2)	Represent shares available for grant under the Company’s 2005 Long-Term Incentive Plan.

(3)	Represents restricted stock awards granted to employees in fiscal 2004. At November 30, 2005 40,702 of these shares were not vested.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisition
          We maintain a strategy for growth through steady organic expansion supported by select acquisitions. Our long-term strategic plan is to be a global leader providing technologies for infrastructure rehabilitation and protection.
          On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, Curaflo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, Curaflo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, Curaflo Technologies (USA) Inc., a Nevada corporation, and Curaflo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, based in Vancouver, Canada, is a licensor of technology for the renewal and rehabilitation of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is a modern alternative to the expensive and time consuming previous process of tearing out and replacing the old pipes. CuraFlo provides equipment, epoxy (supplied by CMI) and other supplies to its licensed dealers. CuraFlo also performs restoration, protection and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio enables the Company to extend its infrastructure protection and rehabilitation offerings beyond its current municipal focus by adding CuraFlo’s industry leadership position in the commercial and light industrial sectors and its operations in the residential sectors.
          Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued, in accordance with applicable accounting rules, at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $628,063 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock was deposited for a minimum of 24 months into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing.
Results of Operations
          Fiscal Year Ended November 30, 2005 as compared to Fiscal Year Ended November 30, 2004
          Net sales for the fiscal year ended November 30, 2005, were $22,197,702 representing an increase of $2,885,522 or 14.9%, from fiscal 2004 net sales of $19,312,180. Coatings sales increased $1,084,600 or 20.1% and Equipment sales increased $676,511 or 4.9%. Additionally, the Company had Rehabilitation and License revenue of $1,114,865 and $83,646, respectively. Net income was $1,628,179, an $174,088 or 9.7% decrease from last year.
          Net sales of dispense equipment and spare parts at GCI increased $472,216 or 3.6% to $13,741,283 in fiscal 2005. This increase was primarily attributable to increased sales of fiberglass systems and spare parts, polyurethane dispense systems and coatings and polyurethane spare parts (primarily new Probler P2 dispense gun), which was partially offset by decreased sales of coating dispense systems. Domestic dispense equipment and spare parts net sales increased 6.3%, while international dispense equipment and spare parts net sales increased less than 1%. The increase in international sales was primarily a result of increased sales to Canada, partially offset by decreased sales to Asia/Pacific Rim and, to a lesser extent Europe.
          Specialty coatings net sales at Raven increased $845,904 or 15.7% to $6,232,010 in fiscal 2005, which excludes intercompany sales post acquisition. In addition, Raven had ancillary equipment sales of $505,709 in fiscal 2005 compared to $582,907 in fiscal 2004. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment. Raven had license revenue of $36,206 in fiscal 2005 compared to $74,100 in fiscal 2004. License revenue includes license, training and consulting fees charged to its Certified Applicators.
          From the time of the acquisition to year-end CuraFlo had ancillary equipment sales of $281,493, specialty coating sales (supplied by CMI) of $238,696 and license revenue of $47,440. Similar to Raven, CuraFlo typically does not sell equipment unless new Licensed Dealers are added or existing Licensed Dealers decide to increase their capacity by buying additional equipment. License revenue includes license fees, equipment rental and other value added services. In addition CuraFlo had Rehabilitation revenue of $1,114,865. Rehabilitation revenue includes renewal, rehabilitation and replacement of plumbing lines.
          The Company’s gross margin increased to $10,394,707, or 46.8% of net sales, in fiscal 2005 from $9,927,939, or 51.4% of net sales, in fiscal 2004. The gross margin dollar increase was primarily attributable to increased sales volume resulting from the CuraFlo acquisition as well as increased sales at Raven. The gross margin percentage decrease was primarily a result of decreased profitability on dispense equipment and spares parts net sales, particularly due to the start-up manufacturing costs and introductory pricing of the Probler P2 gun. To a lesser extent, the decrease in gross margin percentage was due to a less favorable product mix of dispense systems sold in the period and lower margins on the Company’s specialty coatings, as the Company was unable to pass all the raw material price increases on to its customers. An additional component is the traditionally lower margins on the rehabilitation revenue.
          Research and development expenses were $934,460 and $1,009,349 for the fiscal years ended November 30, 2005 and 2004, respectively. This decrease of $74,889, or 7.4% was primarily attributable to decreased costs at GCI.
          Selling, general and administrative expenses were $7,043,393 and $6,088,932 for the fiscal years ended November 30, 2005 and 2004, respectively. This increase of $954,461, or 15.7% was primarily attributable to increased corporate administrative costs (increased personnel) and the CuraFlo acquisition.
          Other income, net of other expenses for the fiscal year ended November 30, 2005, increased $38,597 to $109,973. This increase was primarily attributable to increased interest earned on cash balances.

          The effective tax rate for the years ended November 30, 2005 and 2004 was 35.6% and 37.9%, respectively.
Liquidity and Capital Resources
          The Company’s primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At November 30, 2005 the Company has cash of $2,238,281, net working capital of $6,281,710 and $3,500,000 available under the revolving line of credit.
          For the fiscal year ended November 30, 2005 cash provided by operations was $3,079,539 compared to $2,241,365 in the prior year. This increase was primarily attributable to increases in accounts payable and other current liabilities balances. Cash usage in investing activities increased to $5,160,244 in the current period from $163,500 in the prior year period. This increase reflects the cash component of the CuraFlo acquisition and increased spending on capital equipment. Cash used in financing activities was $717,596 in the current period compared to $879,462 in the 2004 period. This decrease was due to repayment of employee loans incurred in connection with the sale of restricted stock in fiscal 2001 (Note 4).
          On April 29, 2005, the Company renewed, through May 1, 2006, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of November 30, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
          The Company has paid dividends of $0.27 and $0.26, in fiscal 2005 and 2004, respectively. The Board of Directors reviews the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions.
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
          For equipment, coatings, and replacement and spare part revenue, the criteria of SAB 104 are generally met upon shipment to its independent distributors, certified applicators, large end users and Original Equipment Manufacturer accounts, at which time title and risks ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.
          Renewal, rehabilitation, and replacement (“rehabilitation”) revenues are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.
          License fee revenue is recognized when all material services or conditions relating to the sale have been substantially performed and collectibility is assured. The Company defers revenue for license fees for which it is obligated to provide training and other services to its Licensed Dealers.
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
          Goodwill. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information.
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
New Accounting Standards
          On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers for the fiscal years beginning after December 15, 2005. The new standard will require the Company to recognize share based payments, including grants of stock options, in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings using the Black-Scholes model is presented in the table in Note 2q.
ITEM 7. FINANCIAL STATEMENTS
          This information appears in a separate section of this report following Part III.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          None.
ITEM 8A. CONTROLS AND PROCEDURES
          Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
ITEM 8B. OTHER INFORMATION
          None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of November 30, 2005. Each director holds office from election until the next annual meeting of stockholders or until their successors are duly elected and qualified.

		DIRECTOR
NAME	PRINCIPAL OCCUPATION AND AGE	SINCE
Dwight D. Goodman	Chairman; age 72	1994

Morris H. Wheeler	President and Chief Executive Officer, Acting President of GCI; age 45	1996

J. Stewart Nance	President of Raven Lining Systems Inc.; age 49	N/A

Robert W. Pawlak	Chief Financial Officer and Secretary; age 37	N/A

Michael L. Boeckman	Chief Financial Officer and Administrative Partner of Cohen & Co.; age 58	1994

Morton A. Cohen	Chairman and Chief Executive Officer of Clarion Corp.; age 70	1994

Richard L. Immerman	President of BleachTech LLC; age 55	1998
          DWIGHT D. GOODMAN has been a Director of the Company since its inception and has been the Chairman of the Board since January 2002. Mr. Goodman was Chief Executive Officer of the Company from January 1998 to December 2001 and President of the Company from July 1996 to December 2001, and prior thereto commencing in 1984 held various executive offices with the Company and GCI.
          MORRIS H. WHEELER has been a Director of the Company since 1996 and Chief Executive Officer and President since January 2002. In June 2004 Mr. Wheeler became Acting President of GCI. In 1999, Mr. Wheeler founded Drummond Road LLC, an investment management company involved in the management of the venture capital portfolio of Clarion Capital Corporation (“Clarion”). Prior to founding Drummond Road, from April 1998 to June 1999, Mr. Wheeler was the founder and Chief Executive Officer of sputnik7.com (formerly BlueTape, LLC), an Internet media company, which won a Webby for Music Entertainment. Prior to April 1998,

Mr. Wheeler served in various executive capacities with Clarion. He also served as President of Clarion Management Ltd., an investment management and consulting company from April 1996 to April 1998. Mr. Wheeler holds a degree in economics from the University of Massachusetts at Amherst and a J.D. from the Yale Law School and is the son-in-law of Morton A. Cohen, the Company’s major beneficial shareholder.
          J. STEWART NANCE has been an executive officer of the Company since June 1998 and has been President of Raven since December 1995. Previously, he was President and part owner of Raven’s predecessor company.
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
          Morton A. Cohen has been a Director of the Company since 1994. From July 1994 until December 2001, Mr. Cohen had been the Chairman of the Board. He served as the Company’s Chief Executive Officer from 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation (“Clarion”), a private, small business investment company, for more than five years. Mr. Cohen is the father-in-law of Morris H. Wheeler.
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
          The audit committee consists of Michael L. Boeckman, Dwight D. Goodman, Chairman, and Richard L. Immerman. Michael L. Boeckman has been designated by the Board of Directors as the “Audit Committee Financial Expert” under SEC rules and he also meets the NASD’s professional experience requirement.
ITEM 10. EXECUTIVE COMPENSATION
          The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended

November 30, 2005, 2004 and 2003 for the Chief Executive Officer and the other two most highly compensated executives of the Company. No other executive officer received compensation in excess of $100,000 during such years.
SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation Awards
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options	All other
Name and Principal	Fiscal		Bonus	Compensation	Awards($)	(shares)	Compensation
Position	Year	Salary	(1)	(2)	(3)	(4)	(5)
Morris H. Wheeler	2005	$175,000	$132,619	$0	$0	16,800	$7,099
President, Chief	2004	153,010	91,869	0	70,125	0	6,510
Executive Officer & Acting President of GCI	2003	143,000	50,050	0	107,998	0	6,259

J. Stewart Nance	2005	120,000	94,894	0	0	11,500	7,106
President – Raven	2004	111,500	96,500	0	36,525	0	6,533
Lining Systems, Inc.	2003	107,500	92,500	0	16,442	0	6,493

Robert W. Pawlak	2005	98,000	50,139	0	0	5,200	4,317
Chief Financial	2004	88,275	39,732	0	25,950	0	4,235
Officer & Secretary	2003	82,500	28,875	0	30,270	0	3,552

(1)	In the 2005 period includes reimbursement of $18,119 each for Mr. Wheeler and Mr. Nance and $12,079 for Mr. Pawlak for forgiveness of a portion of the loans for restricted stock which were repaid.

(2)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.

(3)	The restricted stock awards reflect (i) in the 2004 period shares granted in June 2004 which are subject to continued employment vesting and may vest earlier based on certain performance objectives being met and shares granted in December 2004 which are fully vested (ii) in the 2003 period the amount presented represents shares granted in March 2004 as long term incentive compensation for fiscal 2003 which are subject to continued employment vesting and included a portion of cash compensation paid to cover employees withholding taxes on the grant. The dollar value of the restricted shares issued to the individuals are based on the Company’s stock prices on the dates of issue. The number and value of the aggregate restricted stock holdings on November 30, 2005 for individuals named in the table are as follows: Morris H. Wheeler 21,700 shares ($162,034), J. Stewart Nance 6,650 shares ($49,656), Robert W. Pawlak 7,150 shares ($53,389).

(4)	Options were granted in December 2005 as long term incentive compensation for fiscal 2005.

(5)	Includes corporate contributions to the Company’s 401(k) Plan and dollar value of additional life insurance paid by the Company as reported on form W-2.
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

					Value of Unexercised
			Number of Unexercised		In-The-Money Options at
			Options at November 30, 2005		November 30, 2005
	SHARES
	ACQUIRED ON	VALUE
NAME	EXERCISE	REALIZED	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Morris H. Wheeler	0	0	62,500	12,500	$255,375	$41,875
J. Stewart Nance	0	0	15,500	2,500	63,885	8,375
Robert W. Pawlak	0	0	13,000	5,000	50,910	16,750
Long-Term Incentive Plans – Awards in Last Fiscal Year
None.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          The following table sets forth, as of December 31, 2005, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:

			PERCENTAGE OF
NAME AND ADDRESS	AMOUNT AND NATURE OF		OUTSTANDING
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP		SHARES OWNED
Morton A. Cohen 1801 East 9th Street Cleveland, Ohio 44114	1,268,980	(1)(2)	40.0%

Clarion Capital Corporation 1801 East 9th Street Cleveland, Ohio 44114	1,175,980		37.2%

4279 Investments Ltd.	461,124		14.6%

			PERCENTAGE OF
NAME AND ADDRESS	AMOUNT AND NATURE OF		OUTSTANDING
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP		SHARES OWNED

Michael L. Boeckman	13,283	(2)	*

Dwight D. Goodman	63,155	(2)	2.0%

Richard L. Immerman	52,000	(2)	1.6%

J. Stewart Nance	142,724	(2)(3)(4)	4.4%

Robert W. Pawlak	55,233	(2)(3)	1.7%

Morris H. Wheeler	142,724	(2)(3)	4.4%

All directors and executive officers as a group (7 persons)	1,722,899	(4)(5)	52.3%

*	Represents less than 1%

(1)	Includes 1,175,980 shares owned of record by Clarion Capital Corporation (“Clarion”), an entity of which Mr. Cohen is a principal.

(2)	Includes shares issuable upon exercise of options exercisable within 60 days of the date hereof as follows: Mr. Cohen 5,000 shares, Mr. Boeckman 5,000 shares, Mr. Goodman 7,500 shares, Mr. Immerman 10,000 shares, Mr. Nance 16,750 shares, Mr. Pawlak 15,500 shares, and Mr. Wheeler 68,750 shares.

(3)	Includes shares owned in the Company sponsored 401k Plan as of December 31, 2005 as follows: Mr. Nance 40,026 shares, Mr. Pawlak 4,065 shares, and Mr. Wheeler 4,594 shares.

(4)	Includes 4,285 shares owned by children of Mr. Nance.

(5)	Includes 128,500 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 48,685 shares owned in the Company sponsored 401k Plan as of December 31, 2005.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          The Company has an Employment Agreement with Morris H. Wheeler, its Chief Executive Officer, which expires on December 31, 2006. Under the terms of the Agreement, Mr. Wheeler receives a salary of $201,000, adjusted annually for inflation.
The Company also had an Administrative Services Agreement with Drummond Road Capital (“Drummond”), an entity controlled by Mr. Wheeler for the provision of office space for personnel and other management support. The Company paid a fee of $50,000 to Drummond in Fiscal 2005 under this agreement.
          The Company had a Financial Advisory Agreement with Clarion Management Ltd. (“Clarion”), an entity controlled by Morton A. Cohen, a Company Director. Under the agreement Clarion provided management support and performed additional specific projects in exchange for a quarterly fee of $13,000. Clarion received $52,000 in fiscal 2005.
          At the November 2, 2005 Board of Directors meeting, the Directors approved a termination of the Financial Advisory Agreement with Clarion and the existing Administrative Services Agreement with Drummond. These two agreements were replaced with an aggregated single agreement with Drummond. Effective December 1, 2005, Drummond receives a fee of $86,667 per annum for the provision of office space for Cohesant’s CIPAR subsidiary and will provide other management support, including many of the services formerly provided by Clarion. This aggregation of services at Drummond results in a $15,333 net decrease in total annual management fees paid by Cohesant. The revised agreement expires on May 31, 2006 and is renewable by the parties on a month-to-month basis thereafter.
          On November 5, 2001, the Company approved the sale of an aggregate of 99,999 shares of Common Stock to six executive and other officers of the Company and its subsidiaries at a price of $2.56 per share. The Company received promissory notes from each of the purchasers for the shares. These notes amounting to $301,956 including interest were paid off in their entirety in fiscal 2005 with the exception of a loan to one non-executive officer. The said loan had an outstanding balance of $40,263 and $7,429 at November 30, 2005 and January 31, 2006, respectively.
ITEM 13. EXHIBITS

*3.1	Certificate of Incorporation of the Company, as corrected.

**3.2	By-Laws of the Company, as amended.

***4.1	Credit and Security Agreement, dated May 15, 1998, by and between the Company and NBD Bank, N.A.

###4.2	Amendment to Credit and Security Agreement, dated April 29, 2005, by and between the Company and Union Planters Bank, N.A., the successor to NBD Bank, N.A.

****10.2	Lease Agreement between GlasCraft, Inc. and ProLogis North Carolina Limited Partnership.

##10.3	Amendment to Lease Agreement between GlasCraft, Inc. and ProLogis North Carolina Limited Partnership.

*****10.4	Employment Agreement with Morris Wheeler, Chief Executive Officer.

10.5	Amendment to Employment Agreement with Morris Wheeler, Chief Executive Officer.

10.6	Lease Agreement & Amendment between Raven Lining Systems, Inc/Cohesant Materials Inc. and Kansas City Life Insurance Company.

10.7	Office Space and Administrative Support Agreement between Cohesant Technologies Inc. and Drummond Road

Capital.

10.8	The Company’s 2005 Long-Term Incentive Plan

####14	Code of Ethics for Executive Officers and All Senior Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Public Accountants

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Principal Executive and Financial Officers

*	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1995.

**	Incorporated here in by reference to the Exhibit included to the Company’s Registration Statement on Form SB-2 dated November 29, 1994 (No. 33-82732).

***	Incorporated herein by reference to Exhibit 4.1 included in the Company’s Quarterly report on Form 10-QSB for the quarter ended May 31, 1998.

****	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1998.

*****	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2001.

##	Incorporated herein by reference to the Exhibit to the Company’s Quarterly report on Form 10-QSB for the quarter ended August 31, 2003.

###	Incorporated herein by reference to Exhibit 4.2 included in the Company’s Quarterly report on Form 10-QSB for the quarter ended May 31, 2005.

####	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP:

	Fiscal	Fiscal
	2005	2004
Audit Fees	$111,000	$68,325
Audit Related Fees	353,857	3,275
Tax Fees	57,015	23,675
All Other Fees	0	1,800

	$521,872	$97,075
Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements in the Company’s Form 10QSB Reports.
Audit Related Fees: Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. In 2005 the fees were primarily derived from audit and due diligence fees in connection with the acquisition of CuraFlo. In 2004 the fees were derived from accounting research and consultation in connection with compensation planning.
Tax Fees: Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. The nature of services in both years primarily consisted of tax provision review and tax return preparation. Additionally, included in the 2005 period are fees related to consultation in connection with the CuraFlo acquisition.
All Other Fees: In fiscal 2004 other fees represent research and consultation services. The nature of these services was research relating to a potential acquisition.
          All services listed were pre-approved by the Audit Committee.
          The Audit Committee of the Board has considered whether the services described above are compatible with maintaining the independent accountant’s independence and has determined that such services have not adversely affected Ernst & Young LLP’s independence.

COHESANT TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Cohesant Technologies Inc.
We have audited the accompanying consolidated balance sheets of Cohesant Technologies Inc. as of November 30, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesant Technologies Inc. at November 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles.
ERNST & YOUNG LLP
Indianapolis, Indiana
December 22, 2005

COHESANT TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2005 AND 2004
ASSETS

	2005	2004
ASSETS:
Cash and cash equivalents	$2,238,281	$5,036,582
Accounts receivable, net of allowance for doubtful accounts of $284,628 and $302,000, respectively	4,125,062	3,297,305
Inventories	3,490,087	3,367,947
Prepaid expenses and other	333,751	272,032
Deferred tax assets	240,200	210,000

Total current assets	10,427,381	12,183,866

Property, plant and equipment, net	991,730	520,866
License agreements, patents and other intangibles, net of accumulated amortization of $223,474 and $139,278, respectively	1,392,499	125,296
Goodwill	8,223,913	840,254
Other noncurrent assets	8,484	1,815

Total assets	$21,044,007	$13,672,097

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2005 AND 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2005	2004
LIABILITIES:
Accounts payable	$1,622,153	$983,798
Accrued salaries, benefits and commissions	1,047,938	786,713
Accrued taxes	387,242	240,860
Dividends payable	—	347,005
Billings in excess of costs and estimated earnings	133,844	—
Due to former owners of acquired business	473,707	—
Other current liabilities	480,787	197,119

Total current liabilities	4,145,671	2,555,495

Deferred tax liability	243,700	228,200

Total liabilities	4,389,371	2,783,695

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS’ EQUITY:
Common stock ($.001 par value; 10,000,000 shares authorized and 3,123,089 and 2,613,965 shares issued and outstanding, respectively)	3,123	2,614
Additional paid-in capital	11,230,959	6,313,774
Accumulated other comprehensive income	11,384	—
Retained earnings	5,409,170	4,572,014

Total shareholders’ equity	16,654,636	10,888,402

Total liabilities and shareholders’ equity	$21,044,007	$13,672,097

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004
NET SALES	$22,197,702	$19,312,180
COST OF SALES	11,802,995	9,384,241

Gross profit	10,394,707	9,927,939

RESEARCH AND DEVELOPMENT EXPENSES	934,460	1,009,349
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,043,393	6,088,932

TOTAL OPERATING EXPENSES	7,977,853	7,098,281

Income from operations	2,416,854	2,829,658

OTHER INCOME:
Interest income	86,972	34,893
Other income, net	23,001	36,483

INCOME BEFORE TAXES	2,526,827	2,901,034

INCOME TAX PROVISION	898,648	1,098,767

NET INCOME	$1,628,179	$1,802,267

EARNINGS PER SHARE BASIC	$0.58	$0.69

EARNINGS PER SHARE DILUTED	$0.57	$0.67

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	2,784,810	2,593,759

Diluted	2,879,598	2,698,662

CASH DIVIDENDS PER SHARE	$0.27	$0.26

COMPREHENSIVE INCOME
Net Income	$1,628,179	$1,802,267
Foreign currency translation adjustment	11,384	—

COMPREHENSIVE INCOME	$1,639,563	$1,802,267

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional		Other		Total
			Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
BALANCE, November 30, 2003	2,638,965	$2,639	$6,254,394	$3,458,709	$—	($201,370)	$9,514,372

Exercise of stock options and related tax benefits	20,400	21	107,815	—	—	—	107,836

Treasury Stock Retired	(57,600)	(58)	(201,312)	—	—	201,370	—

Dividends Declared	—	—	—	(688,962)	—	—	(688,962)

Interest on notes for restricted stock	—	—	(11,806)	—	—	—	(11,806)

Non-cash compensation	12,200	12	164,683	—	—	—	164,695

Net income	—	—	—	1,802,267	—	—	1,802,267

BALANCE, November 30, 2004	2,613,965	2,614	6,313,774	4,572,014	—	—	10,888,402

Exercise of stock options and related tax benefits	27,175	27	158,710	—	—	—	158,737

Dividends Declared	—	—	—	(791,023)	—	—	(791,023)

Interest on notes for restricted stock	—	—	(11,421)	—	—	—	(11,421)

Non-cash compensation	20,825	21	243,266	—	—	—	243,287

Stock issued in connection with the CuraFlo Acquisition	461,124	461	4,264,936	—	—	—	4,265,397

Foreign Currency Translation	—	—	—	—	11,384	—	11,384

Payment of notes for restricted stock	—	—	261,694	—	—	—	261,694

Net income	—	—	—	1,628,179	—	—	1,628,179

BALANCE, November 30, 2005	3,123,089	$3,123	$11,230,959	$5,409,170	$11,384	—	$16,654,636

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2005 AND 2004

	2005	2004
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,628,179	$1,802,267
Adjustments to reconcile net income to net cash
Depreciation and amortization	315,627	247,169
Non-cash compensation	149,087	164,695
Loss on asset disposal	450	275
Deferred tax provision	8,700	156,839
Provision for doubtful accounts	22,012	26,390
Net change in assets and liabilities-
Accounts and note receivable	47,286	(78,907)
Inventories	(68,710)	(168,717)
Prepaid expenses and other	(61,719)	(22,219)
Accounts payable	447,176	69,750
Billings in excess of costs and estimated earnings	126,719	—
Deferred revenue	(173,524)	—
Other current liabilities	650,335	55,629
Other noncurrent assets	(12,079)	(11,806)

Net cash provided by operating activities	3,079,539	2,241,365

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark additions	(6,637)	(19,783)
Property and equipment additions	(434,964)	(143,717)
Proceeds from sales of property and equipment	13,420	—
Acquisition of CuraFlo	(4,732,063)	—

Net cash used in investing activities	(5,160,244)	(163,500)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes receivable restricted stock	261,694	—
Proceeds from exercise of stock options	158,737	107,836
Cash dividends paid to stockholders	(1,138,027)	(987,298)

Net cash used in financing activities	(717,596)	(879,462)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,798,301)	1,198,403
CASH AND CASH EQUIVALENTS, beginning of year	5,036,582	3,838,179

CASH AND CASH EQUIVALNETS, end of year	$2,238,281	$5,036,582

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for-
Interest	$—	$—

Income taxes	$676,800	$916,588

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2005 AND 2004
1. NATURE OF BUSINESS
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment, the design, development, manufacture and sale of specialty coatings and is a licensor of technology for the renewal and rehabilitation of small diameter water pipes and also performs renewal, rehabilitation and replacement of plumbing lines. These systems and products offer innovative lining technology providing corrosion protection and renewal of infrastructure in commercial, institutional, municipal and residential sectors of the water, wastewater and industrial markets.
The Company conducted business through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure for both fiscal 2005 and 2004 and sold its products through a network of independent distributors, Certified Applicators and Licensed Dealers in the United States and overseas. Industries served include construction, transportation and marine.
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
For equipment, coatings, and replacement and spare part revenue, the criteria of SAB 104 are generally met upon shipment to its independent distributors, certified applicators, large end users and Original Equipment Manufacturer accounts, at which time title and risks ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The

Company does not have any rights of return, customer acceptance, installation or other post- shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.
Renewal, rehabilitation, and replacement (“rehabilitation”) revenues are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.
License fee revenue is recognized when all material services or conditions relating to the sale have been substantially performed and collectibility is assured. The Company defers revenue for license fees for which it is obligated to provide training and other services to its Licensed Dealers.
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

	2005	2004
Income available to common stockholders	$1,628,179	$1,802,267

Basic earnings per share:
Weighted-average number of common shares outstanding	2,784,810	2,593,759
Basic earnings per share	$0.58	$0.69
Diluted earnings per share
Weighted-average number of common shares outstanding	2,784,810	2,593,759
Stock Options	87,106	97,027
Restricted Stock	7,682	7,876

Diluted weighted-average number of common shares outstanding	2,879,598	2,698,662
Diluted earnings per share	$0.57	$0.67
     d. Statements of Cash Flows
Certain noncash investing activities are described below:
During 2005 and 2004, the Company transferred $50,107 and $55,125 of inventory to property and equipment, respectively.

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
     g. Inventories
Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. Inventory costs include raw material, labor (including material handling) and overhead costs. Inventories primarily consist of purchased parts and sub-assemblies, which can be sold as spare parts or further assembled into dispense equipment. An inventory reserve is provided for obsolete and slow-moving inventory to reduce the carrying amount to its estimated net realizable value.
     h. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at November 30, 2005:

Costs incurred on uncompleted contracts	$890,291
Estimated earnings to date	224,575

Subtotal	1,114,865
Less – Billings to date	(1,248,709)

Total	$(133,844)

Included in the accompanying balance sheet under the following caption:
Costs and estimated earnings in excess of billings	$—
Billings in excess of costs and estimated earnings	(133,844)

Total	$(133,844)

Substantially all unbilled amounts are expected to be billed and collected within one year.
     i. Property, Plant and Equipment
Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	1-5 years
Machinery and equipment	3-10 years
Displays, demos and lab equipment	3-5 years
Property, plant and equipment consist of the following:

	2005	2004
Leasehold improvements	$160,165	$153,714
Machinery and equipment	2,121,381	1,531,914
Displays, demos and lab equipment	450,428	392,360

	2,731,974	2,077,988
Less accumulated deprecation	(1,740,244)	(1,557,122)

	$991,730	$520,866

Depreciation expense for the fiscal years end November 30, 2005 and 2004 was $231,736 and $234,398, respectively.
     j. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, net of accumulated amortization of $293,800 in each of the fiscal years ended November 30, 2004 and 2005 are as follows:

	Raven	CuraFlo	Total
Balance as of November 30, 2004	$840,254	$—	$840,254
CuraFlo acquisition	—	7,383,659	7,383,659

Balance as of November 30, 2005	$840,254	$7,383,659	$8,223,913

The goodwill represents the initial purchase price in excess of the fair value of identifiable net assets of CuraFlo and Raven. In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. The Company has conducted annual impairment tests as of September 1, 2004 and 2005 and determined that no impairment of goodwill existed.
Intangibles
License agreements had a gross balance of $1,304,000 ($1,265,587 net of amortization) at November 30, 2005 and are being amortized over 10 years. There were no license agreements at November 30, 2004. The Company has other intangible assets including contracting agreements, patents and trademarks which are being amortized on a straight-line basis over periods ranging primarily from 14 to 17 years. As of November 30, 2005 and 2004, the Company had gross other intangible assets of $311,974 ($126,912 net of amortization) and $264,574 ($125,296 net of amortization), respectively. Amortization expense for 2005 and 2004 was $83,891and $12,711, respectively and is estimated to be $154,000 in fiscal 2006 and $145,000 in fiscal 2007 through 2010.
     k. Research and Development
The costs associated with research and development programs for new products and significant improvements, which totaled $934,460, and $1,009,349 in 2005 and 2004, respectively, are expensed as incurred.
     l. Income Taxes
The Company files a consolidated Federal income tax return with its wholly owned subsidiaries. Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” The liability method measures the effective tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.
     m. Shipping and Handling Fees and Costs
Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to move and prepare finished products for shipment. Shipping and handling costs are primarily included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $103,915 and $95,645 in fiscal 2005 and 2004, respectively.
     n. Impairment of Long-Lived Assets
The Company evaluates the carrying value of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Under the provisions of the statement, the Company continually evaluates its long-lived assets in light of events and circumstances that may indicate that the remaining estimated useful life may warrant revision or that the remaining value may not be recoverable. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related cash flows over the remaining life of the asset in measuring whether that asset is recoverable. To the extent an impairment has occurred, the excess of the carrying value of the long-lived assets over their estimated fair value will be charged to operations.
     o. Estimates and Reclassifications
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
     p. New Accounting Standards
On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers for the fiscal years beginning after December 15, 2005. The new standard will require the Company to recognize share based payments, including grants of stock options, in the financial statements based upon their fair value. The current pro forma disclosure of the impact on earnings using the Black-Scholes model is presented in the table in Note 2q.
     q. Stock Options
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

	Year Ended
	November 30
	2005	2004
Net income, as reported	$1,628,179	$1,802,267
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	92,433	112,638
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(142,558)	(171,005)

Pro forma net income	$1,578,054	$1,743,900

Earnings per share:
Basic—as reported	$0.58	$0.69

Basic—pro forma	$0.57	$0.67

Diluted—as reported	$0.57	$0.67

Diluted—pro forma	$0.55	$0.65

3. ACQUISITION OF CURAFLO
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, Curaflo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, Curaflo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, Curaflo Technologies (USA) Inc., a Nevada corporation, and Curaflo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, based in Vancouver, Canada, licenses technology for the renewal and rehabilitation of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by Raven) and other supplies to its licensees. In addition CuraFlo performs restoration, protection and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio will enable the Company to extend its infrastructure protection and rehabilitation offerings beyond its current municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued, in accordance with applicable accounting rules, at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $628,063 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock was deposited for a minimum of 24 months into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The assumed liabilities of $980,674 depicted below include a $473,707 payment due to the former owners relating to a closing date working capital adjustment required by the purchase agreement.
The following table summarizes the net assets acquired, which are preliminary and subject to change based on actual expenses, final working capital payment due to previous owners and relocation costs.

Current assets	$1,000,592
Property & equipment	227,483
Intangible assets	1,343,000
Goodwill	7,383,659

Total assets acquired	9,954,734

Liabilities assumed	(957,274)

Net assets acquired	$8,997,460

Unaudited pro forma results
The results of operations of CuraFlo have been included with those of the Company only since the acquisition date. The following unaudited pro forma revenue, net income and income per share information of the Company and the acquired assets of CuraFlo assume the acquisition had occurred as of December 1, 2004 and December 1, 2003:

	Twelve Months Ended November
	30,
	2005	2004

Revenue	$25,989,251	$22,702,559
Net Income	1,953,658	1,896,523
Basic earnings per share	0.63	0.62
Diluted earnings per share:	0.61	0.60
The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.
4. SHAREHOLDERS’ EQUITY
Dividends
In June 2004, the Company announced that its Board of Directors enacted a new dividend policy paying shareholders on a semi-annual basis. The Board of Directors noted that it intends to review the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions. The following table depicts the dates and payments made in fiscal 2005 and 2004.

		Per Share
Record Date	Payment Date	Amount
November 18, 2005	November 30, 2005	$0.135
May 18, 2005	May 27, 2005	0.135
November 30, 2004	December 10, 2004	0.13
June 28, 2004	July 8, 2004	0.13
Capital Stock
In May 2004 the Company retired 57,600 shares of common stock held in treasury at a cost of $201,370.
Restricted Stock
On November 5, 2001, the Company’s Board of Directors approved the sale of 99,999 shares of unregistered restricted stock to six executive and other officers of the Company and its subsidiaries at a price of $2.56 per share. The Company received recourse promissory notes (Notes) from each of the purchasers for the shares. The Notes had a term of 4 years and bear interest. These notes amounting to $301,956 including interest were paid off in their entirety in fiscal 2005 with the exception of one non-executive officer which had an outstanding balance of $40,263 at November 30, 2005 and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of shareholders’ equity. At November 30, 2004 the aggregate amount of these loans were $290,535, which included accrued interest of $34,539, and is reflected as a reduction of the additional paid-in capital account in the consolidated statements of shareholders’ equity. Non cash compensation expense was recognized over the restriction period as the restrictions lapsed in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.”
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
Effective March 22, 2005, the Board of Directors approved the grant of 1,350 shares of Common Stock, with an aggregate value of $9,936, to a new employee. The grant was a restricted award that vests on a cliff basis on March 22, 2012 and may vest earlier according to meeting specific performance measures through March 31, 2006. The value of the grant is being recognized as non cash compensation expense over the vesting period and is included in the Long-Term Incentive Plan (Note 6).
In fiscal 2005 and 2004 the Company recognized $149,087 and $164,695 of non cash compensation expense, respectively.

5. REVOLVING LINE OF CREDIT
On April 29, 2005, the Company renewed, through May 1, 2006, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of November 30, 2005, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
6. LONG-TERM INCENTIVE PLAN
On March 17, 2005 the Board of Directors adopted, and the shareholders subsequently ratified, the “Cohesant Technologies Inc. 2005 Long-Term Incentive Plan (the “Plan”). The Plan which is intended as an incentive to further the growth and profitability of the Company and to encourage stock ownership on the part of (a) employees of the Company and its Affiliates, (b) consultants and advisers who provide significant services to the Company and its Affiliates, and (c) directors of the Company who are not employees of the Company. The Plan includes stock options, stock appreciation rights and restricted stock. The Plan authorizes the issuance of 300,000 shares (which included 137,500 shares previously authorized by stockholders under the 1994 Employee Stock Option Plan, plus 162,500 additional shares). There were 298,650 shares available for issuance at November 30, 2005 under the 2005 plan and 137,500 options available for issuance at November 30, 2004, under the prior plan.
Stock Options
The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an “incentive stock option,” as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company’s outstanding common stock). Options must be exercised within five years of the date of grant. However, certain options may be exercised immediately.
Stock option activity under the Plan is as follows:

	Number of	Weighted-Average
Options	Shares	Exercise Price
November 30, 2003	274,250	$3.52

Exercised	(20,400)	$3.25
Canceled	(16,000)	$3.83

November 30, 2004	237,850	$3.52

Exercised	(27,175)	$3.37
Canceled	(1,500)	$3.97

November 30, 2005	209,175	$3.54

At November 30, 2005
Options Outstanding				Options Exercisable
	Number of	Remaining		Number of
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

3.20	132,675	0.9	3.20	132,675	3.20
4.12	76,500	2.1	4.12	34,750	4.12

$3.20-$4.12	209,175	1.3	$3.54	167,425	$3.39

At November 30, 2004
Options Outstanding				Options Exercisable
	Number of	Remaining		Number of
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

2.83	8,000	0.7	2.83	8,000	2.83
3.20	143,725	1.9	3.20	124,725	3.20
4.12	86,125	3.1	4.12	21,625	4.12

$2.83-$4.12	237,850	2.3	$3.52	154,350	$3.31

On December 19, 2005 the Company granted 149,800 options to its employees at an exercise price of $7.50 with various vesting periods from immediate to four years and a term of five years.
7. RETIREMENT PLANS
The Company has a defined contribution profit sharing and savings plan for all employees meeting minimum eligibility requirements. It is the Company’s policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed by the Company during 2005 and 2004 were $112,328 and $121,598, respectively.
8. INCOME TAXES
     The provision for income taxes consists of the following at November 30:

	2005	2004
CURRENT
U.S. Federal	$714,357	$774,418
State	161,661	167,510
Canadian	13,930	—

Total current	889,948	941,928

Deferred	8,700	156,839

INCOME TAX PROVISION	$898,648	$1,098,767

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	2005	2004
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	4.0	4.8
Foreign sales corporation or equivalent	(1.6)	(1.4)
Other	(0.6)	0 .5

Effective tax rate	35.6%	37.9%

Temporary differences which give rise to the net deferred tax (liability) asset at November 30, are as follows:

	2005	2004
Deferred Tax (Liability)Asset:
Financial reporting reserves not yet deductible	$240,200	$210,000
Property plant and equipment	(243,700)	(228,200)

NET DEFERRED TAX LIABILITY	$(3,500)	$(18,200)

9. RELATED PARTY TRANSACTIONS
The Company paid a fee of $50,000 in each of the fiscal years 2005 and 2004 to Drummond Road Capital (“Drummond”), an entity controlled by it chief executive officer Morris Wheeler, for the provision of office space for personnel and other management support.
The Company had a Financial Advisory Agreement with Clarion Management Ltd. (“Clarion”), an entity controlled by Morton A. Cohen, a Company Director. Under the agreement Clarion provided management support and performed additional specific projects in exchange for a quarterly fee of $13,000. Clarion received $52,000 in each of the fiscal years 2005 and 2004.
At the November 2, 2005 Board of Directors meeting, the Directors approved a termination of the Financial Advisory Agreement with Clarion and the existing Administrative Services Agreement with Drummond. These two agreements were replaced with an aggregated single agreement with Drummond. Effective December 1, 2005, Drummond receives a fee of $86,667 per annum for the provision of office space for Cohesant’s CIPAR subsidiary and will provide other management support, including many of the services formerly provided by Clarion. This aggregation of services at Drummond results in a $15,333 net decrease in total annual management fees paid by Cohesant. The revised agreement expires on May 31, 2006 and is renewable by the parties on a month-to-month basis thereafter.
10. SEGMENT INFORMATION
Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has three reportable segments: CuraFlo, GCI and Raven. CuraFlo is a licensor of its technology and sells epoxy coatings, supplied by Raven, and equipment used to apply its technology to its Licensed Dealers. CuraFlo’s licensee revenue includes license fees, equipment rental as well as other value added services. Also, CuraFlo uses its technology to perform renewal, rehabilitation and replacement of plumbing lines (“Rehabilitation” revenue). GCI sells dispense equipment and spare parts and supplies primarily through a network of independent distributors. Raven sold epoxy coatings and equipment to apply its coating primarily through a network of Certified Applicators. Additionally, Raven had licensee revenue which included license, training and consulting fees.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related administrative costs to the Company’s other reportable segment. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	CuraFlo	GCI	Raven	Corporate	Eliminations	Consolidated
Net Sales:
2005
External customers	$1,682,494	$13,741,283	$6,773,925	$—	$—	$22,197,702
Intersegment sales			99,960		(99,960)	—

Total net sales	$1,682,494	$13,741,283	$6,873,885	$—	$(99,960)	$22,197,702

2004	—	13,269,067	6,043,113	—		19,312,180

Depreciation and amortization:
2005	85,365	182,207	42,153	5,902		315,627
2004	—	186,670	52,506	7,993		247,169

Net income (loss):
2005	88,232	1,537,663	1,005,690	(1,003,406)		1,628,179
2004	—	1,596,127	965,884	(759,744)		1,802,267

Identifiable assets:
2005	10,173,829	6,086,128	2,513,319	2,270,731		21,044,007
2004	—	5,744,669	2,512,310	5,415,118		13,672,097

Capital expenditures:
2005	29,522	392,219	11,383	1,840		434,964
2004	—	110,368	24,165	9,184		143,717
The following table presents percentage of total revenues by region.

Region	2005	2004
United States	66%	66%
Asia/Pacific Rim	10	12
Canada	10	5
Europe	10	12
Other	4	5

Total	100%	100%

The Company offers products primarily in four general categories of equipment and parts, coatings, licensee and renewal revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	2005		2004
Equipment and Parts	$14,528,485	65.4%	$13,851,974	71.7%
Coatings	6,470,706	29.2	5,386,106	27.9
Licensee	83,646	0.4	74,100	0.4
Rehabilitation	1,114,865	5.0	—	—

Total	$22,197,702	100%	$19,312,180	100%
11. COMMITMENTS

Fiscal Year	Amount
2006	$361,209
2007	315,856
2008	305,939
2009	132,138
2010	97,071
Thereafter	30,800
Rent expense totaled $309,885 and $297,324 for the years ended November 30, 2005 and 2004, respectively.
12. CONTINGENCIES
The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
2005:
Net Sales	$4,260,799	$5,702,957	$5,620,990	$6,612,956	$22,197,702
Gross Profit	2,025,844	2,601,952	2,716,952	3,049,959	10,394,707
Net Income	237,635	406,986	451,244	532,314	1,628,179
Earnings Per Share Diluted	0.09	0.15	0.16	0.17	0.57

2004:
Net Sales	$4,235,450	$5,290,141	$5,116,265	$4,670,324	$19,312,180
Gross Profit	2,081,826	2,703,603	2,748,011	2,394,499	9,927,939
Net Income	288,500	529,153	541,724	442,890	1,802,267
Earnings Per Share Diluted	0.11	0.20	0.20	0.16	0.67

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 20, 2006

COHESANT TECHNOLOGIES INC.

BY:	/s/ Morris H. Wheeler

Morris H. Wheeler
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Dwight D. Goodman Dwight D. Goodman	Chairman of the Board of Directors	February 20, 2006

/s/ Morris H. Wheeler Morris H. Wheeler	President and Chief Executive Officer (Principal Executive Officer) and Director	February 20, 2006

/s/ Michael L. Boeckman	Director	February 20, 2006
Michael L. Boeckman

/s/ Morton A. Cohen	Director	February 20, 2006
Morton A. Cohen

/s/ Richard L. Immerman	Director	February 20, 2006
Richard L. Immerman

/s/ Robert W. Pawlak Robert W. Pawlak	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2006