Form 10QSB
period 2006-02-28
COHESANT TECHNOLOGIES INC
filed 2006-03-31
CIK 928420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            February 28, 2006
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☑
As of March 30, 2006, the Company has 3,159,531 shares of Common Stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (check one) YES ☐   NO ☑

COHESANT TECHNOLOGIES INC.

PART I
ITEM 1. FINANCIAL INFORMATION
COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2006	November 30, 2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,219,790	$2,238,281
Accounts receivable, net of allowance for doubtful accounts of $300,163 and $284,628, respectively	4,526,207	4,125,062
Inventory, net of allowance for obsolete and slow-moving inventory of $227,675 and $195,425, respectively	3,908,149	3,490,087
Prepaid expenses and other	381,494	333,751
Deferred tax assets, net	240,200	240,200

Total Current Assets	10,275,840	10,427,381

Property, plant and equipment, net	1,143,171	991,730
License agreements, patents and other intangibles, net	1,347,948	1,392,499
Goodwill	8,074,149	8,223,913
Other noncurrent assets	9,518	8,484

Total Assets	$20,850,626	$21,044,007

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$1,953,581	$1,622,153
Accrued salaries, benefits and commissions	555,515	1,047,938
Accrued income taxes	506,303	387,242
Billings in excess of costs and estimated earnings	113,824	133,844
Due to former owners of acquired business	—	473,707
Other current liabilities	436,282	480,787

Total Current Liabilities	3,565,505	4,145,671

Deferred tax liability	243,700	243,700

Total Liabilities	3,809,205	4,389,371

Commitments and Contingencies (Note 9)

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 3,119,112 and 3,123,089 shares issued and outstanding, respectively)	3,119	3,123
Additional paid-in capital	11,228,360	11,230,959
Accumulated other comprehensive income	21,100	11,384
Retained earnings	5,788,842	5,409,170

Total Shareholders’ Equity	17,041,421	16,654,636

Total Liabilities and Shareholders’ Equity	$20,850,626	$21,044,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 28, 2006	February 28, 2005
NET SALES	$6,465,597	$4,260,799
COST OF SALES	3,551,882	2,234,955

Gross profit	2,913,715	2,025,844

RESEARCH AND DEVELOPMENT EXPENSES	272,621	230,818
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,036,886	1,438,643

TOTAL OPERATING EXPENSES	2,309,507	1,669,461

Income from operations	604,208	356,383

OTHER INCOME:
Interest income	6,413	21,948
Other income, net	1,755	4,953

INCOME BEFORE TAXES	612,376	383,284

INCOME TAX PROVISION	(232,704)	(145,649)

NET INCOME	$379,672	$237,635

EARNINGS PER COMMON SHARE BASIC & DILUTED (Note 4)	$0.12	$0.09

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,123,263	2,624,798

DILUTED	3,235,496	2,735,263

COMPREHENSIVE INCOME
Net Income	$379,672	$237,635
Foreign currency translation adjustment	9,716	—

NET COMPREHENSIVE INCOME	$389,388	$237,635

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 28, 2006	February 28, 2005
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income	$379,672	$237,635
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	115,958	54,233
Non-cash compensation	33,612	46,187
Provision for doubtful accounts	15,535	6,735
Net change in assets and liabilities-
Accounts receivable	(416,680)	(138,590)
Inventories	(431,147)	(121,171)
Prepaid expenses and other	(47,743)	(44,337)
Accounts payable	331,428	263,007
Billings in excess of costs and estimated earnings	(20,020)	—
Other current liabilities	(551,549)	(429,976)
Other noncurrent assets	5,041	(4,832)

Net cash used in operating activities	(585,893)	(131,109)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment additions	(206,122)	(74,753)
Payment to former owners of acquired business	(342,136)	—
Return of cash paid for acquisition of CuraFlo	77,250	—
Proceeds from sale of property & equipment	—	9,580

Net cash used in investing activities	(471,008)	(65,173)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from note receivable restricted stock	32,833	—
Proceeds from exercise of stock options	5,577	47,545
Cash dividends paid to stockholders	—	(347,004)

Net cash provided by (used in) financing activities	38,410	(299,459)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,018,491)	(495,741)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,238,281	5,036,582

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,219,790	$4,540,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Background
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the protection, renewal and rehabilitation of drinking water distribution systems and waste water collection systems for municipal, industrial, commercial and residential infrastructure, the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment and the design, development, manufacture and sale of specialty coatings. The Company formerly conducted operations through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure in fiscal 2005. On December 1, 2005 the Company completed the reconfiguration of its businesses and now conducts operations under its wholly owned subsidiaries — CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories — Coatings, Equipment and Parts, Licensee and Rehabilitation and Renewal Services (Rehabilitation).
CIPAR accounts for both Licensee and Rehabilitation revenues. CIPAR was formed through a combination of the licensing portion of the former Raven Lining Systems subsidiary and the acquired CuraFlo Licensing and Rehabilitation and Renewal Services business. CIPAR licenses systems for the renewal and rehabilitation of waste water collection systems, drinking water distribution systems and small diameter water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings; provides equipment; exclusively sells its Raven and CuraPoxy branded coatings (manufactured by CMI) as well as other products to its Certified Applicators and Licensed Dealers; and performs renewal, rehabilitation and replacement of plumbing lines in Western Canada and the United States.
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection, renewal and rehabilitation of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently, a significant portion of CMI’s Coating sales are to CIPAR.
GCI manufactures, markets and sells high-quality equipment for metering, mixing and dispensing multiple component formulations such as fiberglass reinforced plastics, polyurethanes, and polyureas. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products. GCI primarily sells its products through independent distributors in the United States and overseas.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse, office and distribution facilities located in Cleveland, Ohio, Indianapolis, Indiana, Tulsa, Oklahoma and Vancouver, Canada.
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
These interim financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the November 30, 2005 Annual Report to Shareholders on Form 10-KSB.
The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, CIPAR, CMI, and GCI. Intercompany accounts and transactions have been eliminated.
Note 3 — Acquisition of CuraFlo
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, CuraFlo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, CuraFlo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, CuraFlo Technologies (USA) Inc., a Nevada corporation, and CuraFlo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, formerly based in Vancouver, Canada, licenses technology for the renewal and rehabilitation of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by CMI) and other supplies to its licensees. In addition CuraFlo performs renewal, rehabilitation and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
portfolio will enable the Company to extend its infrastructure protection and rehabilitation offerings beyond its historical municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $467,064 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock were deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The assumed liabilities of $783,599 depicted below include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter, the Sellers paid the Company from the escrow $77,250 and returned 7,500 shares, which were retired, to resolve outstanding issues among the parties. Also, the Company released 75,000 shares from escrow to the Sellers during the first quarter. At February 28, 2006, there were 149,241 shares remaining in escrow.
The following table summarizes the net assets acquired, which are preliminary and subject to change based on the finalization of actual employee relocation costs.

Current assets	$864,667
Property & equipment	227,483
Intangible assets	1,343,000
Goodwill	7,233,895

Total assets acquired	9,669,045

Liabilities assumed	(783,599)

Net assets acquired	$8,885,446

Unaudited pro forma results
The results of operations of CuraFlo have been included with those of the Company only since the acquisition date. The following unaudited pro forma revenue, net income and income per share information of the Company and the acquired assets of CuraFlo assume the acquisition had occurred as of December 1, 2004:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended February 28,
	2006	2005
Revenue	$6,465,597	$5,349,698
Net Income	379,672	319,265
Basic earnings per share	0.12	0.10
Diluted earnings per share:	0.12	0.10
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

	Three Months Ended February 28,
	2006	2005
Income available to common stockholders	$379,672	$237,635
Basic earnings per share:
Weighted-average number of common shares outstanding	3,123,263	2,624,798
Basic earnings per share	$0.12	$0.09
Diluted earnings per share:
Weighted-average number of common shares outstanding	3,123,263	2,624,798
Stock Options	89,283	98,456
Restricted Stock	22,950	12,009
Diluted weighted-average number of common shares outstanding	3,235,496	2,735,263
Diluted earnings per share	$0.12	$0.09

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

	Three Months Ended
	February 28,
	2006	2005
Net income, as reported	$379,672	$237,635
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20,839	28,636
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(93,919)	(41,167)

Pro forma net income	$306,592	$225,104

Earnings per share:
Basic—as reported	$0.12	$0.09

Basic—pro forma	$0.10	$0.09

Diluted—as reported	$0.12	$0.09

Diluted—pro forma	$0.09	$0.08

In December 2005 the Company granted 149,800 options to its employees at an exercise price of $7.50 with various vesting periods varying from immediate to four years. All of the options have a term of five years.
On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers for the fiscal years beginning after December 15, 2005. The new standard will require the Company to recognize share based payments, including grants of stock options, in the financial statements based upon their fair value.
Note 6 — Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at February 28, 2006:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Costs incurred on uncompleted contracts	$861,062
Estimated earnings to date	385,998

Subtotal	1,247,060
Less — Billings to date	(1,360,884)

Total	$(113,824)

Included in the accompanying balance sheet under the following caption:
Costs and estimated earnings in excess of billings	$—
Billings in excess of costs and estimated earnings	(113,824)

Total	$(113,824)

Substantially all unbilled amounts were generated by the Company’s CIPAR segment and are expected to be billed and collected within one year.
Note 7 — Revolving Line of Credit
The Company’s $3,500,000 unsecured revolving line of credit facility expires on May 1, 2006. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of February 28, 2006, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
Note 8 — Segment Information
Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company now has reportable segments of CIPAR, CMI and GCI as a result of the reconfiguration of its business on December 1, 2005. The Company has restated the 2005 segment information below to conform to the 2006 presentation. CIPAR is a licensor of its technology and sells epoxy coatings, supplied by CMI, and equipment used to apply its technology to its Certified Applicators and Licensed Dealers. CIPAR’s licensee revenue includes license fees, royalty revenues, equipment rental as well as other value added services. Also, CIPAR uses its technology to perform renewal, rehabilitation and replacement of plumbing lines (“Rehabilitation” revenue). CMI sells corrosion protection and other specialty coatings used in the protection, renewal and rehabilitation of infrastructure. CMI’s sales and marketing focus is on developing new markets for its AquataPoxy products, although much of its sales currently are internal sales to the CIPAR segment. GCI sells dispense equipment and spare parts and supplies primarily through a network of independent distributors.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Three Months Ended
February 28, 2006	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$3,243,776	$62,598	$3,159,223	$—	$—	$6,465,597
Intersegment sales		853,333			(853,333)	—

Total net sales	3,243,776	915,931	3,159,223	—	(853,333)	6,465,597

Depreciation and amortization:	58,659	6,753	49,744	802		115,958
Net income (loss):	231,072	110,032	307,782	(269,214)		379,672
Identifiable assets:	11,552,389	1,123,455	6,772,628	1,402,154		20,850,626
Capital expenditures:	7,281	21,391	177,450	—		206,122

Three Months Ended
February 28, 2005	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,205,039	$111,540	$2,944,220	$—	$—	$4,260,799
Intersegment sales		687,570			(687,570)	—

Total net sales	1,205,039	799,110	2,944,220	—	(687,570)	4,260,799

Depreciation and amortization:	—	12,057	39,865	2,311		54,233
Net income (loss):	55,386	84,264	297,951	(199,966)		237,635
Identifiable assets:	1,637,966	994,189	5,978,708	4,875,599		13,486,462
Capital expenditures:	—	1,075	72,479	1,199		74,753
The Company offers products primarily in four general categories of Equipment and Parts, Coatings, Licensee and Rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	Three Months Ended February 28,
	2006		2005
Equipment and Parts	$3,540,153	54.7%	$3,005,048	70.5%
Coatings	1,493,179	23.1	1,246,751	29.3
Licensee	43,611	0.7	9,000	0.2
Rehabilitation	1,388,654	21.5	—	—

Total	$6,465,597	100%	$4,260,799	100%

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents percentage of total revenues by region.

	Three Months Ended February 28,
Region	2006	2005
United States	57	66
Canada	20	9
Asia/Pacific Rim	9	10
Europe	9	10
Other	5	5

Total	100%	100%
Note 9 — Contingencies
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

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
Acquisition of CuraFlo
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, CuraFlo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, CuraFlo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, CuraFlo Technologies (USA) Inc., a Nevada corporation, and CuraFlo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, formerly based in Vancouver, Canada, licenses technology for the renewal and rehabilitation of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by CMI) and other supplies to its licensees. In addition CuraFlo performs renewal, rehabilitation and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio will enable the Company to extend its infrastructure protection and rehabilitation offerings beyond its historical municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $467,064 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock were deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The assumed liabilities of $783,599 include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter, the Sellers paid the Company from the escrow $77,250 and returned 7,500 shares, which were retired, to resolve outstanding issues among the parties. Also, the Company released 75,000 shares from escrow to the Sellers during the first quarter. At February 28, 2006, there were 149,241 shares remaining in escrow.
Reconfiguration of Business Units
The Company formerly conducted it operations through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure following the CuraFlo acquisition in fiscal 2005. On December 1, 2005 the Company completed the reconfiguration of its business units and now conducts operations under its wholly owned

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
subsidiaries — CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories — Coatings, Equipment and Parts, Licensee and Rehabilitation and Renewal Services (Rehabilitation).
Cohesant’s reconfiguration was the result of a review and revaluation of its corporate mission, corporate strategy and business processes which was started in March 2003. This initiative led the Company to refocus its attention on its historic roots — the rehabilitation of municipal, industrial, commercial and residential infrastructure. In particular, the Company is refocusing on the protection, renewal and rehabilitation of drinking water distribution systems and waste water collection systems. The acquisition of CuraFlo in August 2005 marked the acceleration of this return to the Company’s roots. And on December 1, 2005, the Company completed the reconfiguration of its business units in the culmination of this process from a structural standpoint.
CIPAR accounts for both Licensee and Rehabilitation revenues. CIPAR was formed through a combination of the licensing portion of the former Raven Lining Systems subsidiary and the acquired CuraFlo Licensing Rehabilitation and Renewal Services business. CIPAR licenses systems for the renewal and rehabilitation of waste water collection systems, drinking water distribution systems and small diameter water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings; provides equipment; exclusively sells its Raven and CuraPoxy branded coatings (manufactured by CMI) as well as other products to its Certified Applicators and Licensed Dealers; and performs renewal, rehabilitation and replacement of plumbing lines in Western Canada and the United States.
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection, renewal and rehabilitation of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently, a significant portion of CMI’s Coating sales are to CIPAR.
GCI manufactures, markets and sells high-quality equipment for metering, mixing and dispensing multiple component formulations such as fiberglass reinforced plastics, polyurethanes, and polyureas. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products. GCI primarily sells its products through independent distributors in the United States and overseas.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Three months ended February 28, 2006 as compared to the same period in the prior year.
Net sales for the three months ended February 28, 2006 were $6,465,597 compared to $4,260,799 for the same period of the prior year, an increase of $2,204,798 or 51.7%. Equipment and Parts sales increased $535,105, or 17.8%, Coatings sales increased $246,428, or 19.8% and Licensee revenue increased $34,611. Additionally, the Company had Rehabilitation revenue of $1,388,654 in the current period. Net income was $379,672, a $142,037 or 59.8% increase compared to last year.
CIPAR’s net sales increased $2,038,737, or 169.2% to $3,243,776. Coatings sales were $1,430,581 compared to $1,135,211 in the prior period, an increase of $295,370, or 26.0%. CIPAR had Equipment and Parts sales of $380,930 compared to $60,828 for the comparable period last year. Typically, CIPAR does not sell equipment unless new Licensed Dealers or Certified Applicators needing equipment are added or existing dealers and applicators decide to increase capacity by buying additional equipment. Additionally CIPAR had Rehabilitation revenue of $1,388,654 and Licensee revenue of $43,611. CIPAR had $9,000 Licensee revenue in the 2005 period.
Equipment and Parts sales at GCI increased $215,003 or 7.3%. This increase was primarily attributable to increased sales of fiberglass systems and parts as well as polyurethane foam and coatings parts. This sales increase was partially offset by decreased sales of coatings and polyurethane foam dispense systems. Equipment and Parts sales in the United States decreased 3.7% while international Equipment and Parts sales increased 19.8%. The increase in international sales was primarily a result of increased sales to Europe and the Asia/Pacific Rim, partially offset by decreased sales to Canada.
External Coatings sales at CMI were $62,598 compared to $111,540 for the comparable period in the prior year.
The Company’s gross margin increased to $2,913,715, or 45.0% of net sales, in the 2006 period from $2,025,844, or 47.6% of net sales, in the 2005 period. The dollar increase was primarily due to increased sales at CIPAR and to a lesser extent increased sales at GCI. The margin percentage decrease was primarily due to a less favorable product mix including strong Rehabilitation revenues that are traditionally lower margin than other Company products, partially offset by improved Equipment and Parts and Coatings margins.
Operating expenses for the three months ended February 28, 2006 were $2,309,507 compared to $1,669,461 for the same period of the prior year, an increase of $640,046, or 38.3%. This increase was primarily due to increased sales and marketing and administrative costs at CIPAR (reflective of the CuraFlo acquisition), administrative costs at Corporate (increased reserves for employee incentive payments and various other costs) and GCI (increased personnel and various other costs).

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other income, net of other expenses decreased $18,733. This decrease was primarily attributable to decreased interest earned on cash balances corresponding to the decrease in cash.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash reserves and borrowing availability under the revolving line of credit. At February 28, 2006 the Company has cash and cash equivalents of $1,219,790, net working capital of $6,710,335 and its entire $3,500,000 revolving line of credit available.
In the first three months of fiscal 2006 cash used in operations was $585,893 compared to $131,109 in the comparable period last year. This increase was primarily due to increased accounts receivable and inventory balances resulting from increased sales and to the payment of fiscal 2005 year-end employee incentive payments. Cash used in investing activities increased to $471,008 in the current period from $65,173 in the period ended February 28, 2005. This increase was attributable to a payment due to the sellers of CuraFlo relating to a closing working capital adjustment required by the purchase agreement and increased spending on leasehold improvements and capital equipment. Cash provided by financing activities was $38,410 in the current period compared to cash used in financing activities of $299,459 in the prior year period. This increase was primarily due to timing differences of dividends paid to shareholders.
The Company’s $3,500,000 unsecured revolving line of credit facility expires on May 1, 2006. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of February 28, 2006 the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
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
For Equipment and Parts and Coatings revenue, the criteria of SAB 104 are generally met upon shipment to its independent distributors, Certified Applicators, Licensed Dealers, large end users and Original Equipment Manufacturer accounts, at which time title and risks ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.
Rehabilitation revenues are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.
Licensee revenue is recognized when all material services or conditions relating to the sale have been substantially performed and collectibility is assured. The Company defers revenue for license fees for which it is obligated to provide training and other services to its Licensed Dealers.
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
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural components dispensing systems, a reduction in growth of markets for the Company’s epoxy coating systems, customer resistance to Company price increases, the successful integration of the CuraFlo acquisition and the Company’s ability to expand its licensing and services business.

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
PART II
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
(a)	On January 23, 2006, the Board of Directors approved the grant of 100 shares of Common Stock, with an aggregate value of $955 to a Director of its Canadian Subsidiary for services rendered and an additional 17 shares with an aggregate value of $162 to its Licensed Dealers for promotional purposes. The issuances were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

(c)	On February 24, 2006, 4279 Investments Ltd. returned 7,500 shares, which were retired, to resolve outstanding issues among the parties from the CuraFlo acquisition in August 2005.

COHESANT TECHNOLOGIES INC.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
2.1	Asset Acquisition Agreement by and among 4279 Investments and its subsidiaries and Cohesant and its subsidiaries, (Incorporated by reference to the exhibit in the Company’s 8-K dated August 12, 2005)

2.2	Amendment and Settlement Agreement by and among 4279 Investments and its subsidiaries and Cohesant and its subsidiaries.

10.1	Form of Stock Option Grant.

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer
(b)	Reports on Form 8-K

An 8-K was filed on December 22, 2005 to report earnings for the quarter and twelve months ended November 30, 2005 (Items 2.02 and 9.01).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Dated: March 30, 2006

COHESANT TECHNOLOGIES INC.

	BY:	/s/ Morris H. Wheeler

Morris H. Wheeler
President & Chief Executive Officer

	BY:	/s/ Robert W. Pawlak

Robert W. Pawlak
Chief Financial Officer