Form 10KSB/A
period 2005-11-30
COHESANT TECHNOLOGIES INC
filed 2006-06-30
CIK 928420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Mark One)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2005

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
For the transition period from                      to
Commission file number: 1-13484
COHESANT TECHNOLOGIES INC.

(Exact name of Small Business Issuer in Its charter)

Delaware	34-1775913

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5845 West 82nd Street, Suite 102 Indianapolis, Indiana	46278

(Address of Principal Executive Offices)	(Zip Code)
Issuer’s Telephone Number, Including Area Code: (317) 871-7611
Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 Par Value, registered on the Boston Stock Exchange.
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 Par Value.
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☑
     Indicate by check mark whether the registrant is a shell compay as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $22,197,702
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of May 31, 2006. $15,324,363
     As of June 29, 2006 the issuer had 3,188,696 shares of Common Stock, $.001 par value, outstanding.

PART IV
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES OR REPORTS ON FORM 8-K
(a)	Exhibits

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Principal Executive Officers

99.1	Form 11-K Annual Report for the Company’s 401(K) Profit Sharing Plan.
(b)	Reports on Form 8-K. None
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 30, 2006

COHESANT TECHNOLOGIES INC.
By:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer

2