Form 10QSB
period 2006-05-31
COHESANT TECHNOLOGIES INC
filed 2006-07-11
CIK 928420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2006
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of July 10, 2006, the Company has 3,188,696 shares of Common Stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (check one) YES ☐ NO ☑

COHESANT TECHNOLOGIES INC.
INDEX

PART I
ITEM 1. FINANCIAL INFORMATION
COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2006	November 30, 2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$1,983,571	$2,238,281
Accounts receivable, net of allowance for doubtful accounts of $307,072 and $284,628, respectively	4,342,406	4,125,062
Inventories, net of allowance for obsolete and slow-moving inventories of $221,997 and $195,425, respectively	3,855,857	3,490,087
Prepaid expenses and other	308,860	333,751
Deferred tax assets	240,200	240,200

Total Current Assets	10,730,894	10,427,381

Property, plant and equipment, net	1,609,818	991,730
License agreements, patents and other intangibles, net	1,317,032	1,392,499
Goodwill	8,074,149	8,223,913
Other noncurrent assets	8,873	8,484

Total Assets	$21,740,766	$21,044,007

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$2,005,517	$1,622,153
Accrued salaries, benefits and commissions	687,796	1,047,938
Accrued income taxes	567,896	387,242
Billings in excess of costs and estimated earnings	100,764	133,844
Due to former owners of acquired business	—	473,707
Dividends payable	446,382	—
Other current liabilities	429,046	480,787

Total Current Liabilities	4,237,401	4,145,671

Deferred tax liability	243,700	243,700

Total Liabilities	4,481,101	4,389,371

Commitments and Contingencies

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 3,150,058 and 3,123,089 shares issued and outstanding, respectively)	3,150	3,123
Additional paid-in capital	11,366,078	11,230,959
Accumulated other comprehensive income	45,723	11,384
Retained earnings	5,844,714	5,409,170

Total Shareholders’ Equity	17,259,665	16,654,636

Total Liabilities and Shareholders’ Equity	$21,740,766	$21,044,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	May 31, 2006	May 31, 2005
NET SALES	$6,792,400	$5,702,957
COST OF SALES	3,710,539	3,101,005

Gross profit	3,081,861	2,601,952

RESEARCH AND DEVELOPMENT EXPENSES	278,325	212,431
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,004,101	1,767,037

TOTAL OPERATING EXPENSES	2,282,426	1,979,468

Income from operations	799,435	622,484

OTHER INCOME:
Interest income	5,356	28,210
Other income, net	5,422	5,734

INCOME BEFORE TAXES	810,213	656,428

INCOME TAX PROVISION	(307,959)	(249,442)

NET INCOME	$502,254	$406,986

EARNINGS PER COMMON SHARE
BASIC	$0.16	$0.15

DILUTED	$0.15	$0.15

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,129,898	2,642,835

DILUTED	3,270,232	2,730,462

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.135

COMPREHENSIVE INCOME
Net income	$502,254	$406,986
Foreign currency translation adjustment	24,623	—

NET COMPREHENSIVE INCOME	$526,877	$406,986

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	May 31, 2006	May 31, 2005
NET SALES	$13,257,997	$9,963,756
COST OF SALES	7,262,421	5,335,960

Gross profit	5,995,576	4,627,796

RESEARCH AND DEVELOPMENT EXPENSES	550,946	443,249
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,040,987	3,205,680

TOTAL OPERATING EXPENSES	4,591,933	3,648,929

Income from operations	1,403,643	978,867

OTHER INCOME:
Interest income	11,769	50,158
Other income, net	7,177	10,687

INCOME BEFORE TAXES	1,422,589	1,039,712

INCOME TAX PROVISION	(540,663)	(395,091)

NET INCOME	$881,926	$644,621

EARNINGS PER COMMON SHARE
BASIC	$0.28	$0.24

DILUTED	$0.27	$0.24

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,127,367	2,633,916

DILUTED	3,255,062	2,733,706

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.135

COMPREHENSIVE INCOME
Net income	$881,926	$644,621
Foreign currency translation adjustment	34,339	—

NET COMPREHENSIVE INCOME	$916,265	$644,621

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2006	May 31, 2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$881,926	$644,621
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	232,599	107,132
Non-cash compensation	67,224	80,916
Gain on asset disposal	227	—
Provision for doubtful accounts	22,444	13,470
Net change in assets and liabilities-
Accounts receivable	(398,688)	(281,106)
Inventories	(379,664)	(3,253)
Prepaid expenses and other	24,891	54,381
Accounts payable	383,364	600,535
Other current liabilities	(206,011)	(35,125)
Billings in excess of costs and estimated earnings	(33,080)	—
Other noncurrent assets	18,365	(8,078)

Net cash provided by operating activities	613,597	1,173,493

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment additions	(746,318)	(114,423)
Proceeds from sale of property & equipment	350	13,370
Payment to former owners of acquired business	(342,136)	—
Return of cash paid for acquisition of CuraFlo	77,250	—

Net cash used in investing activities	(1,010,854)	(101,053)

CASH FLOWS PROVIDED BY USED IN FINANCING ACTIVITIES:
Proceeds from note receivable — restricted stock	40,262	—
Proceeds from exercise of stock options	102,285	56,935
Cash dividends paid to stockholders	—	(710,780)

Net cash provided by (used in) financing activities	142,547	(653,845)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(254,710)	418,595
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,238,281	5,036,582

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,983,571	$5,455,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Background
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment; and the design, development, manufacture and sale of specialty coatings. The Company formerly conducted operations through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure in fiscal 2005. On December 1, 2005, the Company completed the reconfiguration of its businesses and now conducts operations under its wholly owned subsidiaries — CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories — Coatings, Equipment and Parts, Licensee, and Protection and Renewal Services (Rehabilitation).
CIPAR was formed through a combination of the licensing portion of the former Raven Lining Systems subsidiary and the acquired CuraFlo Licensing and Protection and Renewal Services business. CIPAR licenses systems for the protection and renewal of waste water collection systems, drinking water distribution systems and small diameter water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings; provides equipment; exclusively sells its Raven and CuraPoxy branded coatings (manufactured by CMI) as well as other products to its Certified Applicators and Licensed Dealers; and performs protection, renewal and replacement of plumbing lines in Western Canada and the United States. All of the Company’s Licensee and Rehabilitation revenues are accounted for through CIPAR.
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently, a significant portion of CMI’s Coating sales are to CIPAR.
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
Note 3 — Acquisition of CuraFlo
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, CuraFlo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, CuraFlo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, CuraFlo Technologies (USA) Inc., a Nevada corporation, and CuraFlo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, formerly based in Vancouver, Canada, licenses technology for the protection and renewal of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by CMI) and other supplies to its licensees. In addition CuraFlo performs protection, renewal and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio enables the Company to extend its infrastructure protection and renewal offerings

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
beyond its historical municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $467,064 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock were deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The escrow is expected to expire on February 28, 2007 as to general claims and August 12, 2010 as to certain enumerated potential items. The assumed liabilities of $783,599 depicted below include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter, the Sellers paid the Company from the escrow $77,250 and returned 7,500 shares, which were retired, to resolve outstanding issues among the parties. Also, the Company released 75,000 shares from escrow to the Sellers during the first quarter. At May 31, 2006, there were 149,241 shares remaining in escrow.
The following table summarizes the net assets acquired, which are preliminary and subject to change based on the finalization of certain accruals.

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

Unaudited pro forma results
The results of operations of CuraFlo have been included with those of the Company only since the acquisition date. The following unaudited pro forma revenue, net income and income per share information of the Company and the acquired assets of CuraFlo assume the acquisition had occurred as of December 1, 2004:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Revenue	$6,792,400	$6,987,094	$13,257,997	$12,336,792
Net Income	502,254	416,023	881,926	735,288
Basic earnings per share	0.16	0.13	0.28	0.24
Diluted earnings per share:	0.15	0.13	0.27	0.23
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

	Three Months Ended May 31,		Six Months Ended May 31,
	2006	2005	2006	2005
Income available to common stockholders	$502,254	$406,986	$881,926	$644,621
Basic earnings per share:
Weighted-average number of common shares outstanding	3,129,898	2,642,835	3,127,367	2,633,916
Basic earnings per share	$0.16	$0.15	$0.28	$0.24
Diluted earnings per share:
Weighted-average number of common shares outstanding	3,129,898	2,642,835	3,127,367	2,633,916
Stock Options	112,640	81,679	100,001	90,591
Restricted Stock	27,694	5,948	27,694	9,199
Diluted weighted-average number of common shares outstanding	3,270,232	2,730,462	3,255,062	2,733,706
Diluted earnings per share	$0.15	$0.15	$0.27	$0.24

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

	3 Months Ended		6 Months Ended
	May 31		May 31
	2006	2005	2006	2005
Net income, as reported	$502,254	$406,986	$881,926	$644,621
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19,699	21,532	40,538	50,168
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63,267)	(34,063)	(157,186)	(75,230)

Pro forma net income	$458,686	$394,455	$765,278	$619,559

Earnings per share:
Basic—as reported	$0.16	$0.15	$0.28	$0.24

Basic—pro forma	$0.15	$0.15	$0.24	$0.24

Diluted—as reported	$0.15	$0.15	$0.27	$0.24

Diluted—pro forma	$0.14	$0.14	$0.24	$0.23

In December 2005 the Company granted 149,800 options to its employees at an exercise price of $7.50 with various vesting periods varying from immediate to four years. All of the options have a term of five years.
In March 2006 the Company granted 85,000 options to its outside directors at an exercise price of $10.02 which have a vesting period of three years and a term of five years.
On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers for the fiscal years beginning after December 15, 2005. The new standard will require the Company to recognize share based payments, including grants of stock options, in the financial statements based upon their fair value.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at May 31, 2006:

Costs incurred on uncompleted contracts	$936,031
Estimated earnings to date	268,151

Subtotal	1,204,182
Less — Billings to date	(1,304,946)

Total	$(100,764)

Included in the accompanying balance sheet under the following caption:
Costs and estimated earnings in excess of billings	$—
Billings in excess of costs and estimated earnings	(100,764)

Total	$(100,764)

Substantially all unbilled amounts were generated by the Company’s CIPAR segment and are expected to be billed and collected within one year.
Note 7 — Revolving Line of Credit
On April 26, 2006, the Company renewed, through May 1, 2007, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2006, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
Note 8 — Segment Information
Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company now has reportable segments of CIPAR, CMI and GCI as a result of the reconfiguration of its business on December 1, 2005. The Company has restated the 2005 segment information below to conform to the 2006 presentation. CIPAR is a licensor of its technology and sells epoxy coatings, supplied by CMI, and equipment used to apply its technology to its Certified Applicators and Licensed Dealers. CIPAR’s licensee revenue includes license fees, royalty revenues, equipment rental as well as other value added services. Also, CIPAR uses its technology to perform protection, renewal and replacement of plumbing lines (“Rehabilitation” revenue). CMI sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI’s sales and marketing focus is on developing new markets for its AquataPoxy products, although much of its sales currently are internal sales

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to the CIPAR segment. GCI sells dispense equipment and spare parts and supplies primarily through a network of independent distributors.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income from operations. The Company has not allocated certain corporate related administrative costs to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

Three Months Ended
May 31, 2006	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$2,831,888	$74,947	$3,885,565	$—	$—	$6,792,400
Intersegment sales		833,698			(833,698)	—

Total net sales	2,831,888	908,645	3,885,565	—	(833,698)	6,792,400

Depreciation and amortization:	54,821	6,945	54,222	653		116,641
Net income (loss):	187,359	98,817	484,355	(268,277)		502,254
Identifiable assets:	11,649,704	1,023,768	7,350,302	1,716,992		21,740,766
Capital expenditures:	15,671	94,883	428,912	731		540,197

Three Months Ended
May 31, 2005	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,798,650	$156,461	$3,747,846	$—	$—	$5,702,957
Intersegment sales		874,978			(874,978)	—

Total net sales	1,798,650	1,031,439	3,747,846	—	(874,978)	5,702,957

Depreciation and amortization:	4,889	5,598	40,603	1,809		52,899
Net income (loss):	160,088	110,098	423,183	(286,383)		406,986
Identifiable assets:	1,667,530	887,539	5,968,797	5,779,243		14,303,109
Capital expenditures:	1,378	264	37,834	194		39,670

Six Months Ended
May 31, 2006	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$6,075,664	$137,545	$7,044,788	$—	$—	$13,257,977
Intersegment sales		1,687,031			(1,687,031)	—

Total net sales	6,075,664	1,824,576	7,044,788	—	(1,687,031)	13,257,977

Depreciation and amortization:	113,480	13,698	103,966	1,455		232,599
Net income (loss):	418,431	208,849	792,137	(537,491)		881,926
Identifiable assets:	11,649,704	1,023,768	7,350,302	1,716,992		21,740,766
Capital expenditures:	22,951	116,274	606,362	731		746,318

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Six Months Ended
May 31, 2005	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$3,003,689	$268,001	$6,692,066	$—	$—	$9,963,756
Intersegment sales		1,562,548			(1,562,548)	—

Total net sales	3,003,689	1,830,549	6,692,066	—	(1,562,548)	9,963,756

Depreciation and amortization:	9,740	12,804	80,468	4,120		107,132
Net income (loss):	215,474	194,362	721,134	(486,349)		644,621
Identifiable assets:	1,667,530	887,539	5,968,797	5,779,243		14,303,109
Capital expenditures:	1,583	1,134	110,313	1,393		114,423
The Company offers products primarily in four general categories of Equipment and Parts, Coatings, Licensee and Rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	Three Months Ended May 31,
	2006		2005
Equipment and Parts	$4,096,763	60.3%	$4,079,208	71.5%
Coatings	1,516,942	22.3	1,608,546	28.2
Licensee	61,827	1.0	15,203	0.3
Rehabilitation	1,116,868	16.4	—	—

Total	$6,792,400	100%	$5,702,957	100%

	Six Months Ended May 31,
	2006		2005
Equipment and Parts	$7,636,916	57.6%	$7,084,256	71.1%
Coatings	3,010,121	22.7	2,855,297	28.7
Licensee	105,438	0.8	24,203	0.2
Rehabilitation	2,505,522	18.9	—	—

Total	$13,257,997	100%	$9,963,756	100%

The following table presents percentage of total revenues by region.

			Six Months	Six Months
	Three Months Ended	Three Months Ended	Ended	Ended
Region	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
United States	57	68	57	67
Canada	18	5	19	7
Asia/Pacific Rim	11	10	10	10
Europe	9	12	9	11
Other	5	5	5	5

Total	100%	100%	100%	100%

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9 — Contingencies
The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note 10 — Dividends
On May 9, 2006, the Company announced that its Board of Directors approved a semi-annual dividend payment of $0.14 per share. This dividend payment of $446,382 was paid on June 5, 2006 to shareholders of record on May 22, 2006.

COHESANT TECHNOLOGIES INC.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
Acquisition of CuraFlo
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, CuraFlo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, CuraFlo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, CuraFlo Technologies (USA) Inc., a Nevada corporation, and CuraFlo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, formerly based in Vancouver, Canada, licenses technology for the protection and renewal of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by CMI) and other supplies to its licensees. In addition CuraFlo performs protection, renewal and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio will enable the Company to extend its infrastructure protection and rehabilitation offerings beyond its historical municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $467,064 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock were deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The escrow is expected to expire on February 28, 2007 as to general claims and August 12, 2010 as to certain enumerated potential items. The assumed liabilities of $783,599 include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter, the Sellers paid the Company from the escrow $77,250 and returned 7,500 shares, which were retired, to resolve outstanding issues among the parties. Also, the Company released 75,000 shares from escrow to the Sellers during the first quarter. At May 31, 2006, there were 149,241 shares remaining in escrow.
Reconfiguration of Business Units
The Company formerly conducted it operations through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure following the CuraFlo acquisition in fiscal 2005. On December 1, 2005 the Company completed the reconfiguration of its business units and now conducts operations under its wholly owned subsidiaries – CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories – Coatings, Equipment and Parts, Licensee and Protection and Renewal Services (Rehabilitation). Cohesant’s reconfiguration was the result of a review and revaluation of its corporate mission, corporate strategy and business processes which was started in March 2003. This initiative led the Company to refocus its attention on its historic roots — the protection and renewal of municipal, industrial, commercial and residential infrastructure. In particular, the Company is refocusing on the protection and renewal of drinking water distribution systems and waste water collection systems. The acquisition of CuraFlo in August 2005 marked the acceleration of this return to the Company’s roots. And on December 1, 2005, the Company completed the reconfiguration of its business units in the culmination of this process from a structural standpoint.
CIPAR accounts for both Licensee and Rehabilitation revenues. CIPAR was formed through a combination of the licensing portion of the former Raven Lining Systems subsidiary and the acquired CuraFlo Licensing Protection and Renewal Services business. CIPAR licenses systems for the protection and renewal of waste water collection systems, drinking water distribution systems and small diameter water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings; provides equipment; exclusively sells its Raven and CuraPoxy branded coatings (manufactured by CMI) as well as other products to its Certified Applicators and Licensed Dealers; and performs protection, renewal and replacement of plumbing lines in Western Canada and the United States.
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently, a significant portion of CMI’s Coating sales are to CIPAR.
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
Results of Operations
Three months ended May 31, 2006 as compared to the same period in the prior year.
Net sales for the three months ended May 31, 2006 were $6,792,400 compared to $5,702,957 for the same period of the prior year, an increase of $1,089,443 or 19.1%. Equipment and Parts sales increased $17,555, or less than 1%, while Coatings sales decreased $91,604, or 5.7%. Additionally, the Company had Rehabilitation revenue of $1,116,868 and Licensee revenue of

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
$61,827 in the current period. Net income was $502,254, a $95,268 or 23.4% increase compared to last year.
CIPAR’s net sales increased $1,033,239, or 57.4% to $2,831,888. Coatings sales were $1,441,995 compared to $1,452,084 in the prior period, a decrease of $10,089, or less than 1%. CIPAR had Equipment and Parts sales of $211,198 compared to $331,362 for the comparable period last year. Typically, CIPAR does not sell equipment unless new Licensed Dealers or Certified Applicators needing equipment are added or existing dealers and applicators decide to increase capacity by buying additional equipment. Additionally CIPAR had Rehabilitation revenue of $1,116,868 and Licensee revenue of $61,827. CIPAR had $15,203 Licensee revenue in the 2005 period.
GCI’s net sales increased $137,719 or 3.7%. This increase was primarily attributable to increased sales of polyurethane foam systems, resulting from the introduction of the new Guardian dispense system. This sales increase was partially offset by weakened sales of coatings and fiberglass dispense systems and to a lesser extent decreased parts sales. Domestic Equipment and Parts sales were flat with a decrease of less than 1%. International Equipment and Parts sales increased 8.7%. The increase in international sales was primarily a result of increased sales to the Asia/Pacific Rim and Canada, partially offset by decreased sales to Europe.
CMI’s net sales were $74,947 compared to $156,461 for the comparable period in the prior year. The primary reason for this decrease is that for most of 2005 sales to CuraFlo were classified as external sales, but following the acquisition of the CuraFlo Group, sales to CuraFlo were reclassified as intercompany sales.
The Company’s gross margin increased to $3,081,861, or 45.4% of net sales, in the 2006 period from $2,601,952, or 45.6% of net sales, in the 2005 period. The dollar increase was primarily due to increased sales at CIPAR and to a lesser extent increased sales at GCI. Equipment and Coatings margin percentages have both improved, despite the fact that the Company’s gross margin percentage was substantially the same in both periods. This margin improvement was masked by the fact that Rehabilitation Revenue historically has a lower gross margin than any of the Company’s other revenue categories.
Operating expenses for the three months ended May 31, 2006 were $2,282,426 compared to $1,979,468 for the same period of the prior year, an increase of $302,958, or 15.3%. This increase was primarily due to increased sales and marketing and administrative costs at CIPAR (reflective of the CuraFlo acquisition), increased research and development costs and sales and marketing expenses (increased personnel and various other costs) at GCI.
Other income, net of other expenses decreased $23,166. This decrease was primarily attributable to decreased interest earned on cash balances corresponding to the decrease in cash.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Six months ended May 31, 2006 as compared to the same period in the prior year.
Net sales for the six months ended May 31, 2006 were $13,257,997 compared to $9,963,756 for the same period of the prior year, an increase of $3,294,241 or 33.1%. Equipment and Parts sales increased $552,660, or 7.8%, Coatings sales increased $154,824, or 5.4%. Additionally, the Company had Rehabilitation revenue of $2,505,522 and Licensee revenue of $105,438 in the current period. Net income was $881,926, a $237,305 or 36.8% increase compared to last year.
CIPAR’s net sales increased $3,071,976, or 102.3% to $6,075,664. Coatings sales were $2,872,576 compared to $2,587,295 in the prior period, an increase of $285,281, or 11.0%. CIPAR had Equipment and Parts sales of $592,128 compared to $392,190 for the comparable period last year. Typically, CIPAR does not sell equipment unless new Licensed Dealers or Certified Applicators needing equipment are added or existing dealers and applicators decide to increase capacity by buying additional equipment. Additionally CIPAR had Rehabilitation revenue of $2,505,522 and Licensee revenue of $105,438. CIPAR had $24,203 Licensee revenue in the 2005 period.
GCI’s net sales increased $352,722 or 5.3%. This increase was primarily attributable to increased sales of polyurethane foam systems, resulting from the introduction of the new Guardian dispense system, and overall parts sales and to a lesser extent increased fiberglass system sales. This sales increase was partially offset by decreased sales of coatings dispense systems. Domestic Equipment and Parts sales decreased 2.1% while international Equipment and Parts sales were up 13.6%. The increase in international sales was primarily a result of increased sales to the Asia/Pacific Rim and Europe, partially offset by decreased sales to Canada.
CMI’s net sales were $137,545 compared to $268,001 for the comparable period in the prior year. The primary reason for this decrease is that for most of 2005 sales to CuraFlo were classified as external sales, but following the acquisition of the CuraFlo Group, sales to CuraFlo were reclassified as intercompany sales.
The Company’s gross margin increased to $5,995,576, or 45.2% of net sales, in the 2006 period from $4,627,796, or 46.4% of net sales, in the 2005 period. The dollar increase was primarily due to increased sales at CIPAR and to a lesser extent increased sales at GCI. Equipment and Coatings margin percentages have both improved, despite the fact that the Company’s gross margin percentage was lower in the 2006 period when compared to the same period in 2005. This margin improvement was masked by the fact that Rehabilitation Revenue historically has a lower gross margin than any of the Company’s other revenue categories.
Operating expenses for the six months ended May 31, 2006 were $4,591,933 compared to $3,648,929 for the same period of the prior year, an increase of $943,004, or 25.8%. This increase was primarily due to increased sales and marketing and administrative costs at CIPAR (reflective of the CuraFlo acquisition), increased research and development costs and sales and marketing expenses (increased personnel and various other costs) at GCI.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other income, net of other expenses decreased $41,899. This decrease was primarily attributable to decreased interest earned on cash balances corresponding to the decrease in cash.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash reserves and borrowing availability under the revolving line of credit. At May 31, 2006 the Company has cash and cash equivalents of $1,983,571, net working capital of $6,493,493 and its entire $3,500,000 revolving line of credit available.
In the first six months of fiscal 2006 cash provided by operations was $613,597 compared to $1,173,493 in the comparable period last year. This decrease was primarily due to increased inventory and accounts receivable balances resulting from increased sales and fluctuations in accounts payable balances. Cash used in investing activities increased to $1,010,854 in the current period from $101,053 in the period ended May 31, 2005. This increase was attributable to a payment due to the sellers of CuraFlo relating to a closing working capital adjustment required by the purchase agreement and increased spending on leasehold improvements and capital equipment (enterprise system and phone system). The Company has budgeted approximately $575,000 for additional capital improvements for the remainder of fiscal 2006. Cash provided by financing activities was $142,547 in the current period compared to cash used in financing activities of $653,845 in the prior year period. This increase was primarily due to timing differences of dividends paid to shareholders.
On April 26, 2006, the Company renewed, through May 1, 2007, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2006, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
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

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management continually evaluates the information used to make such estimates as its business and economic environment changes and has discussed these estimates with the Audit Committee of the Board of Directors. Actual results are likely to differ from theseestimates, but management does not believe such differences will materially affect the Company’s financial position or results of operations.
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
Inventory. The Company’s inventories are valued at the lower of cost or market. Reserves for obsolescence and slow moving inventories are estimated and based on projected sales volume.

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
PART II
ITEM 5. OTHER INFORMATION
On June 20, 2006 the Company announced that its Board of Directors approved a share repurchase program of up to 100,000 of its issued and outstanding shares of common stock. Purchases under this program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the repurchase program will be available for general corporate purposes.
Additionally, the Company announced that Morton A. Cohen will assume the role of Chairman of the Board of Directors effective on September 1, 2006, the start of the Company’s fourth quarter. Dwight D. Goodman will remain Chairman of the Audit and Compensation Committees of the Board of Directors. This change reflects the recent broadening of the strategic vision of Cohesant.

COHESANT TECHNOLOGIES INC.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit
31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer
(b)	Reports on Form 8-K

An 8-K was filed on March 27, 2006 to report the following; stock option grant to outside directors (Item 1.01), earnings for the first quarter ended February 28, 2006 (Items 2.02 and 9.01) and the announcement of the election of Terrence Ozan as Director (Item 5.02 and 9.01).

An 8-K was filed on April 28, 2006 to report the renewal of its $3,500,000 credit facility through May 1, 2007 (Items 1.01, 2.03 and 9.01).

An 8-K was filed on May 9, 2006 to report a semi-annual dividend payment of $0.14 per share. (Items 8.01 and 9.01).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
     Dated:       July 10, 2006

COHESANT TECHNOLOGIES INC.

BY:	/s/ Morris H. Wheeler
Morris H. Wheeler
President & Chief Executive Officer

BY:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer