Form 10QSB
period 2006-08-31
COHESANT TECHNOLOGIES INC
filed 2006-10-10
CIK 928420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2006
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
YES ☐ NO ☑
As of October 6, 2006, the Company has 3,194,521 shares of Common Stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (check one) YES ☐ NO ☑

COHESANT TECHNOLOGIES INC.
INDEX

PART I
ITEM 1. FINANCIAL INFORMATION
COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2006	November 30, 2005
	(Unaudited)
ASSETS:
Cash and cash equivalents	$826,373	$2,238,281
Accounts receivable, net of allowance for doubtful accounts of $312,803 and $284,628, respectively	4,508,585	4,125,062
Inventories, net of allowance for obsolete and slow-moving inventories of $225,316 and $195,425, respectively	4,027,756	3,490,087
Prepaid expenses and other	466,643	333,751
Deferred tax assets	240,200	240,200

Total Current Assets	10,069,557	10,427,381

Property, plant and equipment, net	2,009,777	991,730
License agreements, patents and other intangibles, net	1,151,062	1,392,499
Goodwill	8,150,090	8,223,913
Other noncurrent assets	8,935	8,484

Total Assets	$21,389,421	$21,044,007

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$1,726,899	$1,622,153
Accrued salaries, benefits and commissions	629,171	1,047,938
Accrued income taxes	766,786	387,242
Billings in excess of costs and estimated earnings	31,701	133,844
Due to former owners of acquired business	—	473,707
Other current liabilities	327,502	480,787

Total Current Liabilities	3,482,059	4,145,671

Deferred tax liability	243,700	243,700

Total Liabilities	3,725,759	4,389,371

Commitments and Contingencies

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 3,153,264 and 3,123,089 shares issued and outstanding, respectively)	3,153	3,123
Additional paid-in capital	11,402,879	11,230,959
Accumulated other comprehensive income	33,943	11,384
Retained earnings	6,223,687	5,409,170
Total Shareholders’ Equity	17,663,662	16,654,636

Total Liabilities and Shareholders’ Equity	$21,389,421	$21,044,007

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31, 2006	August 31, 2005
NET SALES	$6,370,753	$5,620,990
COST OF SALES	3,362,318	2,904,038

Gross profit	3,008,435	2,716,952

RESEARCH AND DEVELOPMENT EXPENSES	310,359	256,095
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,099,524	1,764,980

TOTAL OPERATING EXPENSES	2,409,883	2,021,075

Income from operations	598,552	695,877

OTHER INCOME:
Interest income	2,595	27,136
Other income, net	9,973	8,701

INCOME BEFORE TAXES	611,120	731,714

INCOME TAX PROVISION	(232,147)	(280,470)

NET INCOME	$378,973	$451,244

EARNINGS PER COMMON SHARE:
BASIC	$0.12	$0.16

DILUTED	$0.12	$0.16

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,151,045	2,753,320

DILUTED	3,284,140	2,839,734

COMPREHENSIVE INCOME
Net income	$378,973	$451,244
Foreign currency translation adjustment	(11,780)	3,370

NET COMPREHENSIVE INCOME	$367,193	$454,614

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	August 31, 2006	August 31, 2005

NET SALES	$19,628,750	$15,584,746
COST OF SALES	10,624,739	8,239,998

Gross profit	9,004,011	7,344,748

RESEARCH AND DEVELOPMENT EXPENSES	861,305	727,226
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,140,511	4,942,778

TOTAL OPERATING EXPENSES	7,001,816	5,670,004

Income from operations	2,002,195	1,674,744

OTHER INCOME:
Interest income	14,364	77,294
Other income, net	17,150	19,388

INCOME BEFORE TAXES	2,033,709	1,771,426

INCOME TAX PROVISION	(772,810)	(675,561)

NET INCOME	$1,260,899	$1,095,865

EARNINGS PER COMMON SHARE:
BASIC	$0.40	$0.41

DILUTED	$0.39	$0.40

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,135,317	2,674,008

DILUTED	3,262,860	2,769,287

CASH DIVIDENDS PER SHARE	$0.14	$0.135

COMPREHENSIVE INCOME
Net income	$1,260,899	$1,095,865
Foreign currency translation adjustment	22,559	3,370

NET COMPREHENSIVE INCOME	$1,283,458	$1,099,235

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31, 2006	August 31, 2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,260,899	$1,095,865
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	362,609	172,108
Non-cash compensation	97,155	115,645
Loss on asset disposal	1,090	126
Provision for doubtful accounts	28,175	10,205
Net change in assets and liabilities-
Accounts receivable	(486,598)	(249,660)
Inventories	(551,587)	(320,184)
Prepaid expenses and other	(132,892)	(71,771)
Accounts payable	104,746	1,037,306
Other current liabilities	(144,534)	316,027
Billings in excess of costs and estimated earnings	(102,143)	—
Other noncurrent assets	(26,915)	(12,516)

Net cash provided by operating activities	410,005	2,093,151

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment additions	(1,260,415)	(170,831)
Proceeds from sale of property & equipment	350	13,370
Acquisition of CuraFlo	—	(4,548,092)
Payment to former owners of acquired business	(342,136)	—
Return of cash paid for acquisition of CuraFlo	77,250	—

Net cash used in investing activities	(1,524,951)	(4,705,553)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from note receivable — restricted stock	40,262	—
Proceeds from exercise of stock options	109,158	91,705
Cash dividends paid to stockholders	(446,382)	(710,780)

Net cash used in financing activities	(296,962)	(619,075)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,411,908)	(3,231,477)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,238,281	5,036,582

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$826,373	$1,805,105

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Background
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment; and the design, development, manufacture and sale of specialty coatings. The Company formerly conducted operations through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure in fiscal 2005. On December 1, 2005, the Company completed the reconfiguration of its businesses and now conducts operations under its wholly owned subsidiaries – CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories – Coatings, Equipment and Parts, Licensee, and Protection and Renewal Services (Rehabilitation).
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
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently substantially all of CMI’s Coating sales are to CIPAR.

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
Certain reclassifications have been made to prior periods to conform to the current year presentation. These reclassifications had no effect on net income for the periods previously reported.
Note 3 – Acquisition of CuraFlo
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, CuraFlo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, CuraFlo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, CuraFlo Technologies (USA) Inc., a Nevada corporation, and CuraFlo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, formerly based in Vancouver, Canada, licenses technology for the protection and renewal of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by CMI) and other supplies to its licensees. In addition CuraFlo performs protection, renewal and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio enables the Company to extend its infrastructure

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
protection and renewal offerings beyond its historical municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $519,885 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock were deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The escrow is expected to expire on February 28, 2007 as to general claims and August 12, 2010 as to certain enumerated potential items. The assumed liabilities of $768,002 depicted below include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter, the Sellers paid the Company from the escrow $77,250 and returned 7,500 shares, which were retired, to resolve outstanding issues among the parties. Also, the Company released 75,000 shares from escrow to the Sellers during the first quarter. At August 31, 2006, there were 149,241 shares remaining in escrow.
The following table summarizes the net assets acquired.

Current assets	$959,682
Property & equipment	227,483
Intangible assets	1,160,303
Goodwill	7,309,836

Total assets acquired	9,657,304

Liabilities assumed	(768,022)

Net assets acquired	$8,889,282

Unaudited pro forma results
The results of operations of CuraFlo have been included with those of the Company only since the acquisition date. The following unaudited pro forma revenue, net income and income per share information of the Company and the acquired assets of CuraFlo assume the acquisition had occurred as of December 1, 2004:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Revenue	$6,370,753	$7,003,879	$19,628,750	$19,340,671
Net Income	378,973	703,043	1,260,899	1,438,331
Basic earnings per share	0.12	0.23	0.40	0.46
Diluted earnings per share:	0.12	0.22	0.39	0.45
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

	Three Months Ended August 31,		Nine Months Ended August 31,
	2006	2005	2006	2005
Income available to common stockholders	$378,973	$451,244	$1,260,899	$1,095,865
Basic earnings per share:
Weighted-average number of common shares outstanding	3,151,045	2,753,320	3,135,317	2,674,008
Basic earnings per share	$0.12	$0.16	$0.40	$0.41
Diluted earnings per share:
Weighted-average number of common shares outstanding	3,151,045	2,753,320	3,135,317	2,674,008
Stock Options	103,707	79,975	100,558	87,048
Restricted Stock	29,388	6,439	26,985	8,231
Diluted weighted-average number of common shares outstanding	3,284,140	2,839,734	3,262,860	2,769,287
Diluted earnings per share	$0.12	$0.16	$0.39	$0.40

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

	3 Months Ended		9 Months Ended
	August 31		August 31
	2006	2005	2006	2005
Net income, as reported	$378,973	$451,244	$1,260,899	$1,095,865
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19,699	21,532	60,237	71,700
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64,912)	(34,063)	(222,098)	(109,293)

Pro forma net income	$333,760	$438,713	$1,099,038	$1,058,272

Earnings per share:
Basic—as reported	$0.12	$0.16	$0.40	$0.41

Basic—pro forma	$0.11	$0.16	$0.35	$0.40

Diluted—as reported	$0.12	$0.16	$0.39	$0.40

Diluted—pro forma	$0.10	$0.15	$0.34	$0.38

In December 2005 the Company granted 149,800 options to its employees at an exercise price of $7.50 with various vesting periods varying from immediate to four years. All of the options have a term of five years.
In March 2006 the Company granted 85,000 options to its outside directors at an exercise price of $10.02 which have a vesting period of three years and a term of five years.
On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers for the fiscal years beginning after December 15, 2005. The new standard will require the Company to recognize share based payments, including grants of stock options, in the financial statements based upon their fair value. The Company will adopt the new standard using the modified-prospective method.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at August 31, 2006:

Costs incurred on uncompleted contracts	$1,268,336
Estimated earnings to date	434,365

Subtotal	1,702,701
Less — Billings to date	(1,734,402)

Total	$(31,701)

Included in the accompanying balance sheet under the following caption:
Costs and estimated earnings in excess of billings	$—
Billings in excess of costs and estimated earnings	(31,701)

Total	$(31,701)

Substantially all unbilled amounts were generated by the Company’s CIPAR segment and are expected to be billed and collected within one year.
Note 7 — Revolving Line of Credit
On April 26, 2006, the Company renewed, through May 1, 2007, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2006, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
Note 8 — Segment Information
Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company now has reportable segments of CIPAR, CMI and GCI as a result of the reconfiguration of its business on December 1, 2005. The Company has restated the 2005 segment information below to conform to the 2006 presentation. CIPAR is a licensor of its technology and sells epoxy coatings, supplied by CMI, and equipment used to apply its technology to its Certified Applicators and Licensed Dealers. CIPAR’s licensee revenue includes license fees, royalty revenues, equipment rental as well as other value added services. Also, CIPAR uses its technology to perform protection, renewal and replacement of plumbing lines (“Rehabilitation” revenue). CMI sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI’s sales and marketing focus is on developing new markets for its AquataPoxy products, although substantially all of its sales currently are internal sales

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to the CIPAR segment. GCI sells metering, mixing and dispense equipment and spare parts and supplies primarily through a network of independent distributors.
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

Three Months Ended
August 31, 2006	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$2,426,123	$66,724	$3,877,906	$—	$—	$6,370,753
Intersegment sales		843,433			(843,433)	—

Total net sales	2,426,123	910,157	3,877,906	—	(843,433)	6,370,753

Depreciation and amortization:	34,748	10,145	84,097	1,020		130,010
Net income (loss):	64,486	89,821	502,031	(277,365)		378,973
Identifiable assets:	11,511,587	1,126,406	7,263,747	1,487,681		21,389,421
Capital expenditures:	175,472	5,869	165,695	167,061		514,097

Three Months Ended
August 31, 2005	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,824,814	$134,782	$3,661,394	$—	$—	$5,620,990
Intersegment sales		963,109			(963,109)	—

Total net sales	1,824,814	1,097,891	3,661,394	—	(963,109)	5,620,990

Depreciation and amortization:	16,589	4,772	42,701	914		64,976
Net income (loss):	167,835	138,418	418,947	(273,956)		451,244
Identifiable assets:	11,507,227	946,066	6,289,393	2,079,058		20,821,744
Capital expenditures:	1,767	6,114	48,080	447		56,408

Nine Months Ended
August 31, 2006	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$8,501,787	$204,269	$10,922,694	$—	$—	$19,628,750
Intersegment sales		2,530,464			(2,530,464)	—

Total net sales	8,501,787	2,734,733	10,922,694	—	(2,530,464)	19,628,750

Depreciation and amortization:	148,228	23,843	188,063	2,475		362,609
Net income (loss):	482,917	298,670	1,294,168	(814,856)		1,260,899
Identifiable assets:	11,511,587	1,126,406	7,263,747	1,487,681		21,389,421
Capital expenditures:	198,423	122,143	543,435	396,414		1,260,415

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Nine Months Ended
August 31, 2005	CIPAR	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$4,828,503	$402,783	$10,353,460	$—	$—	$15,584,746
Intersegment sales		2,525,657			(2,525,657)	—

Total net sales	4,828,503	2,928,440	10,353,460	—	(2,525,657)	15,584,746

Depreciation and amortization:	26,329	17,576	123,169	5,034		172,108
Net income (loss):	383,309	332,780	1,140,081	(760,305)		1,095,865
Identifiable assets:	11,507,227	946,066	6,289,393	2,079,058		20,821,744
Capital expenditures:	3,350	7,248	158,393	1,840		170,831
The Company offers products primarily in four general categories of Equipment and Parts, Coatings, Licensee and Rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	Three Months Ended August 31,
	2006		2005
Equipment and Parts	$3,931,145	61.7%	$3,698,434	65.8%
Coatings	1,526,965	24.0	1,746,288	31.1
Licensee	28,034	0.4	15,638	0.2
Rehabilitation	884,609	13.9	160,630	2.9

Total	$6,370,753	100%	$5,620,990	100%

	Nine Months Ended August 31,
	2006		2005
Equipment and Parts	$11,568,061	58.9%	$10,782,690	69.2%
Coatings	4,537,086	23.1	4,601,585	29.5
Licensee	133,472	0.7	39,841	0.3
Rehabilitation	3,390,131	17.3	160,630	1.0

Total	$19,628,750	100%	$15,584,746	100%

The following table presents percentage of total revenues by region.

			Nine Months	Nine Months
	Three Months Ended	Three Months Ended	Ended	Ended
Region	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
United States	57	65	57	67
Canada	20	8	19	7
Asia/Pacific Rim	10	12	10	11
Europe	9	10	9	10
Other	4	5	5	5

Total	100%	100%	100%	100%

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
Note 11 — Common Stock
On June 20, 2006 the Company announced that its Board of Directors approved a share repurchase program of up to 100,000 of its issued and outstanding shares of common stock. The Company has not repurchased any shares under this program as of August 31, 2006.
Note 12 — Subsequent Event
On September 5, 2006 the Company announced it had completed the purchase of the operations and assets of Triton Insitutech, LLC. Triton, currently based in Orlando, Florida, is one of the leading providers of services for the protection and renewal of medium and large diameter water pipes using epoxy and other polymer linings. The Triton SpinCast System is used to rehabilitate aging water, wastewater and other pipelines, including public and private water mains. Triton, which will be known as Triton/CuraFlo after the acquisition, will be reported as a part of the Company’s CIPAR subsidiary and will benefit from a significant marketing relationship with the Company’s CuraFlo dealer network. The purchase price included an initial cash payment of $400,000, a $387,500 three-year promissory note to be paid in quarterly installments and an additional three-year, $387,500 promissory note, for which payments are contingent on certain performance achievements, payable on an annual basis.

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
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company has incurred $519,885 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price consisting of $50,000 and 231,741 shares of the Company’s common stock were deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The escrow is expected to expire on February 28, 2007 as to general claims and August 12, 2010 as to certain enumerated potential items. The assumed liabilities of $768,022 include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter, the Sellers paid the Company from the escrow $77,250 and returned 7,500 shares, which were retired, to resolve outstanding issues among the parties. Also, the Company released 75,000 shares from escrow to the Sellers during the first quarter. At August 31, 2006, there were 149,241 shares remaining in escrow.
Reconfiguration of Business Units
The Company formerly conducted it operations through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure following the CuraFlo acquisition in fiscal 2005. On December 1, 2005 the Company completed the reconfiguration of its business units and now conducts operations under its wholly owned subsidiaries — CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories — Coatings, Equipment and Parts, Licensee and Protection and Renewal Services (Rehabilitation). Cohesant’s reconfiguration was the result of a review and revaluation of its corporate mission, corporate strategy and business processes which was started in March 2003. This initiative led the Company to refocus its attention on its historic roots — the protection and renewal of municipal, industrial, commercial and residential infrastructure. In particular, the Company is refocusing on the protection and renewal of drinking water distribution systems and waste water collection systems. The acquisition of CuraFlo in August 2005 marked the acceleration of this return to the Company’s roots. And on December 1, 2005, the Company completed the reconfiguration of its business units in the culmination of this process from a structural standpoint.
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
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently, substantially all of CMI’s Coating sales are to CIPAR.
Results of Operations
Three months ended August 31, 2006 as compared to the same period in the prior year.
Net sales for the three months ended August 31, 2006 were $6,370,753 compared to $5,620,990 for the same period of the prior year, an increase of $749,763 or 13.3%. Equipment and Parts sales increased $232,711, or 6.3%, while Coatings sales decreased $219,323, or 12.6%. Additionally, the Company had Rehabilitation and Licensee revenue of $884,609 and $28,034,

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
respectively, in the current period compared to $160,630 and $15,638 in the prior year period. Net income was $378,973, a $72,271 or 16.0% decrease compared to last year.
CIPAR’s net sales increased $601,308, or 33.0% to $2,426,123. Coatings sales were $1,460,241 compared to $1,611,507 in the prior period, a decrease of $151,266, or 9.4%. CIPAR had Equipment and Parts sales of $53,239 compared to $37,040 for the comparable period last year. Typically, CIPAR does not sell equipment unless new Licensed Dealers or Certified Applicators needing equipment are added or existing dealers and applicators decide to increase capacity by buying additional equipment. Additionally CIPAR had Rehabilitation revenue of $884,609 and Licensee revenue of $28,034. CIPAR had $160,630 Rehabilitation revenue and $15,638 Licensee revenue in the 2005 period. The increase in rehabilitation revenue reflects a full quarter’s activity compared to the less than one month’s activity post acquisition in 2005.
GCI’s net sales increased $216,512 or 5.9%. This increase was primarily attributable to increased sales of parts and to a lesser extent increased polyurethane foam systems, resulting from the introduction of the new Guardian dispense system. This sales increase was partially offset by weakened sales of coatings and fiberglass dispense systems. Both domestic and international Equipment and Parts sales were each up 5.9%. The increase in international sales was primarily a result of increased sales to Canada and to a lesser extent Europe, partially offset by decreased sales to the Asia/Pacific Rim.
CMI’s net sales were $66,724 compared to $134,782 for the comparable period in the prior year. The primary reason for this decrease is that for most of 2005 sales to CuraFlo were classified as external sales, but following the acquisition of the CuraFlo Group, sales to CuraFlo were reclassified as intercompany sales.
The Company’s gross margin increased to $3,008,435, or 47.2% of net sales, in the 2006 period from $2,716,952, or 48.3% of net sales, in the 2005 period. The dollar increase was primarily due to increased sales at CIPAR and to a lesser extent increased sales at GCI. Equipment gross margin percentage improved; however margins on Rehabilitation Revenue — which historically have lower gross margins than any of the Company’s other revenue categories — lowered the Company’s overall gross margin percentage.
Operating expenses for the three months ended August 31, 2006 were $2,409,883 compared to $2,021,075 for the same period of the prior year, an increase of $388,808, or 19.2%. This increase was primarily due to increased sales and marketing and administrative costs at CIPAR (reflective of the CuraFlo acquisition), increased research and development costs, and increased sales and marketing expenses (increased personnel and various other costs) at GCI.
Other income, net of other expenses decreased $23,269. This decrease was primarily attributable to decreased interest earned on cash balances corresponding to the decrease in cash.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Nine months ended August 31, 2006 as compared to the same period in the prior year.
Net sales for the nine months ended August 31, 2006 were $19,628,750 compared to $15,584,746 for the same period of the prior year, an increase of $4,044,004 or 25.9%. Equipment and Parts sales increased $785,371, or 7.3%, while Coatings sales decreased $64,499, or 1.4%. Additionally, the Company had Rehabilitation revenue of $3,390,131 and Licensee revenue of $133,472. Net income was $1,260,899, a $165,034 or 15.1% increase compared to last year.
CIPAR’s net sales increased $3,673,284, or 76.1% to $8,501,787. Coatings sales were $4,332,817 compared to $4,198,802 in the prior period, an increase of $134,015, or 3.2%. CIPAR had Equipment and Parts sales of $645,367 compared to $429,230 for the comparable period last year. Typically, CIPAR does not sell equipment unless new Licensed Dealers or Certified Applicators needing equipment are added or existing dealers and applicators decide to increase capacity by buying additional equipment. Additionally CIPAR had Rehabilitation revenue of $3,390,131 and Licensee revenue of $133,472. CIPAR had $160,630 Rehabilitation revenue and $39,841 Licensee revenue in the 2005 period. The increase in rehabilitation revenue reflects nine months’ activity compared to the less than one month’s activity post acquisition in 2005.
GCI’s net sales increased $569,234 or 5.5%. This increase was primarily attributable to increased sales of polyurethane foam systems, resulting from the introduction of the new Guardian dispense system, and overall parts sales. This sales increase was partially offset by decreased sales of coatings and fiberglass dispense systems. International Equipment and Parts sales were up 10.8% while domestic Equipment and Parts sales were up less than 1%. The increase in international sales was a result of increased sales in most geographic areas.
CMI’s net sales were $204,269 compared to $402,783 for the comparable period in the prior year. The primary reason for this decrease is that for most of 2005 sales to CuraFlo were classified as external sales, but following the acquisition of the CuraFlo Group, sales to CuraFlo were reclassified as intercompany sales.
The Company’s gross margin increased to $9,004,011, or 45.9% of net sales, in the 2006 period from $7,344,748, or 47.1% of net sales, in the 2005 period. The dollar increase was primarily due to increased sales at CIPAR and to a lesser extent increased sales at GCI. Equipment and Coatings margin percentages have both improved; however margins on Rehabilitation Revenue — which historically have lower gross margins than any of the Company’s other revenue categories — lowered the Company’s overall gross margin percentage.
Operating expenses for the nine months ended August 31, 2006 were $7,001,816 compared to $5,670,004 for the same period of the prior year, an increase of $1,331,812, or 23.5%. This increase was primarily due to increased sales and marketing and administrative costs at CIPAR (reflective of the CuraFlo acquisition), increased research and development costs, and increased sales and marketing expenses (increased personnel and various other costs) at GCI.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other income, net of other expenses decreased $65,168. This decrease was primarily attributable to decreased interest earned on cash balances corresponding to the decrease in cash.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash reserves and borrowing availability under the revolving line of credit. At August 31, 2006 the Company has cash and cash equivalents of $826,373, net working capital of $6,587,498 and its entire $3,500,000 revolving line of credit available.
In the first nine months of fiscal 2006 cash provided by operations was $410,005 compared to $2,093,151 in the comparable period last year. This decrease was primarily due to increased inventory and accounts receivable balances at GCI resulting from increased international sales, and timing differences in accounts payable payments. Cash used in investing activities decreased to $1,524,951 in the current period from $4,705,553 in the period ended August 31, 2005. This decrease was attributable to the cash payment made in 2005 for the CuraFlo acquisition, partially offset by increased spending in 2006 on leasehold improvements, website development and capital equipment (enterprise system, phone system, pipe lining equipment and office furniture). Cash used in financing activities was $296,962 in the current period compared to $619,075 in the prior year period. This decrease was primarily due to timing differences in the payment of dividends to the shareholders.
On April 26, 2006, the Company renewed, through May 1, 2007, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2006, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
On June 20, 2006 the Company announced that its Board of Directors approved a share repurchase program of up to 100,000 of its issued and outstanding shares of common stock. The Company has not repurchased any shares under this program as of August 31, 2006.
On September 5, 2006 the Company announced it had completed the purchase of the operations and assets of Triton Insitutech, LLC. Triton, currently based in Orlando, Florida, is one of the leading providers of services for the protection and renewal of medium and large diameter water pipes using epoxy and other polymer linings. The Triton SpinCast System is used to rehabilitate aging water, wastewater and other pipelines, including public and private water mains. Triton, which will be known as Triton/CuraFlo after the acquisition, will become part of the Company’s CIPAR subsidiary based in Cleveland, Ohio, and will benefit from a significant marketing relationship with the Company’s CuraFlo dealer network. The purchase price included an initial

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
cash payment of $400,000, a $387,500 three-year promissory note to be paid in quarterly installments and an additional three-year, $387,500 promissory note, for which payments are contingent on certain performance achievements, payable on an annual basis.
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
For Equipment and Parts and Coatings revenue, the criteria of SAB 104 are generally met upon shipment to its independent distributors, Certified Applicators, Licensed Dealers, large end users and Original Equipment Manufacturer accounts, at which time title and risks of ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.

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
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural components dispensing systems, a reduction in growth of markets for the Company’s

COHESANT TECHNOLOGIES INC.
epoxy coating systems, customer resistance to Company price increases, the successful integration of the CuraFlo and Triton acquisitions and the Company’s ability to expand its licensing and services business.
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
PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)	The Company’s annual meeting of stockholders was held on June 16, 2006.

b)	At the annual meeting, the Company’s stockholders reelected Morton A. Cohen, Dwight D. Goodman, Michael L. Boeckman, Richard L. Immerman, Terrence R. Ozan, and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2007.

c)	At the annual meeting, the Company’s stockholders ratified the appointment of Ernst & Young LLP as auditors of the Company for fiscal 2006. The holders of 3,030,185 shares of Common Stock voted to ratify the appointment, the holders of 2,444 shares voted against the ratification and the holders of 130 shares abstained.

COHESANT TECHNOLOGIES INC.
          The following tabulation represents voting for the Directors:

		Withheld
	For	Authority
Michael L. Boeckman	2,943,327	89,432
Morton A. Cohen	2,973,311	59,448
Dwight D. Goodman	2,920,592	112,167
Richard L. Immerman	2,983,366	49,393
Terrence R. Ozan	3,027,215	5,544
Morris H. Wheeler	2,972,773	59,986
ITEM 5. OTHER INFORMATION
On September 5, 2006 the Company announced it had completed the purchase of the operations and assets of Triton Insitutech, LLC. Triton, currently based in Orlando, Florida, is one of the leading providers of services for the protection and renewal of medium and large diameter water pipes using epoxy and other polymer linings. The Triton SpinCast System is used to rehabilitate aging water, wastewater and other pipelines, including public and private water mains. Triton, which will be known as Triton/CuraFlo after the acquisition, will become part of the Company’s CIPAR subsidiary based in Cleveland, Ohio, and will benefit from a significant marketing relationship with the Company’s CuraFlo dealer network. The purchase price included an initial cash payment of $400,000, a $387,500 three-year promissory note to be paid in quarterly installments and an additional three-year, $387,500 promissory note, for which payments are contingent on certain performance achievements, payable on an annual basis.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit
31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer
(b)	Reports on Form 8-K

An 8-K was filed on June 20, 2006 to report the following; earnings for the second quarter and six months ended May 31, 2006 (Items 2.02 and 9.01), the announcement of the Company’s stock repurchase program and the election of Morton A. Cohen as Chairman of the Board of Directors effective September 1, 2006 (Item 8.01 and 9.01).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
          Dated: October 6, 2006

COHESANT TECHNOLOGIES INC.

BY:	/s/ Morris H. Wheeler
Morris H. Wheeler President & Chief Executive Officer

BY:	/s/ Robert W. Pawlak

Robert W. Pawlak Chief Financial Officer