Form 10KSB
period 2006-11-30
COHESANT TECHNOLOGIES INC
filed 2007-02-26
CIK 928420

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(Mark One)

☑	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended      November 30, 2006

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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 Par Value registered on the Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑   No  ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     State issuer’s revenues for its most recent fiscal year. $26,543,175.
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of January 31, 2007. $13,935,868.
     As of January 31, 2007, the Issuer had 3,285,997 shares of Common Stock, $.001 par value, outstanding.
Documents incorporated by reference: None

FORWARD LOOKING STATEMENTS
          Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural component dispensing systems, a reduction in growth of markets for the Company’s epoxy coating systems, customer resistance to Company price increases, the successful integration of the CuraFlo and Triton acquisitions and the Company’s ability to expand its franchising program and rehabilitation business.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
     (a) General
          Cohesant Technologies Inc. (the “Company” or “Cohesant”) was organized in 1994. Since December 2005, the Company has conducted its operations through three wholly owned subsidiaries — GlasCraft Inc. (“GCI”), CIPAR Inc. (Cohesant Infrastructure Protection and Renewal or “CIPAR”), and Cohesant Materials Inc. (“CMI”). GCI, the largest subsidiary, is engaged in the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment; CIPAR engages in the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; and CMI designs, develops, manufactures and sells specialty coatings.
          Prior to August 2005, Cohesant had two subsidiaries, GCI and Raven Lining Systems Inc. Raven Lining Systems manufactured and sold specialty structural and protective coatings through a network of Certified Applicators. In August 2005, Cohesant acquired CuraFlo, a Vancouver based business that, through a network of licensed CuraFlo dealers utilized Raven’s specialty coatings to protect and renew drinking water pipes in single and multi-family residences, apartment buildings and commercial buildings. Following the acquisition, in December 2005, in order to take advantage of support and other synergies, Cohesant merged the CuraFlo Dealer Network and the Raven Certified Applicator Network to form CIPAR. Raven’s chemical manufacturing arm was renamed Cohesant Materials at that time.

          The Company has four revenue categories — Equipment and Parts, Coatings, Licensee, and Protection and Renewal Services(Rehabilitation). As used herein, the term “Company” includes the operations of Cohesant, GCI, CIPAR, and CMI unless the context indicates otherwise. The Company’s principal offices are located at 5845 West 82nd Street, Suite 102, Indianapolis, Indiana 46278. The Company’s web address is www.cohesant.com.
          GCI manufactures, markets and sells high-quality equipment for metering, mixing and dispensing multiple component formulations such as composites, polyurethanes, and polyureas. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products. GCI primarily sells its products through independent distributors in the United States and overseas.
          CIPAR is organized into two divisions: CIPAR Licensing and CIPAR Rehabilitation. CIPAR Licensing provides protection and renewal services 1) through Dealers licensed to use the CuraFlo Engineered Flow Lining System™ (the “CEFLS”) and operating under the CuraFlo® brand; 2) through Certified Applicators trained and supported in the use of the Raven Engineered System; and 3)starting in February 2007, CIPAR also began offering CuraFlo Franchises to qualified applicants in certain geographic areas. CIPAR Rehabilitation operates three “company-owned” CuraFlo dealers which perform protection, renewal and replacement of plumbing lines using the CEFLS and other techniques in Western Canada and the United States.
          In September 2006, CIPAR added the Triton Spincast System™ (“TSS”) to its process offerings through the acquisition of the assets of Triton Insitutech LLC. Like CEFLS, TSS is designed for the protection and renewal of piping systems, but focuses on larger diameter pipes. TSS will be marketed and sold by CuraFlo Dealers and Franchisees, but will be delivered on a subcontracting basis by CuraFlo Spincast Services Inc. and reported as part of CIPAR Rehabilitation.
          CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven Lining Systems subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently substantially all of CMI’s Coating sales are to CIPAR.
          For the years ended November 30, 2006 and 2005, the Company had net sales of $26,543,175 and $22,197,702, respectively, of which $15,854,495 and $14,528,485, respectively, were for equipment and parts, $6,156,953 and $6,470,706, respectively, were for coatings, $4,255,588 and $1,114,865, respectively, were for rehabilitation revenue and $276,139 and $83,646, respectively, were for licensee revenue.
(b) Narrative Description of Business
PRODUCTS
CIPAR Inc.
          CIPAR operates through its two divisions — CIPAR Licensing and CIPAR Rehabilitation. CIPAR Licensing in turn sells under two brands; Raven and CuraFlo. Net sales of Raven and CuraFlo coatings amounted to $5,854,439 and $5,946,259, representing 22.1% and 26.8% of net sales for the fiscal years ended November 30, 2006 and 2005, respectively. Net sales of coating equipment amounted to $981,811 and $787,202, representing 3.7% and 3.5% of net sales for the fiscal years ended November 30, 2006 and 2005, respectively. Rehabilitation revenue amounted to $4,255,588 and $1,114,865, representing 16.0% and 5.0% of net sales for the fiscal years ended November 30, 2006 and 2005, respectively. Fiscal 2005 reflects less than four months of rehabilitation revenue after the August 2005 CuraFlo acquisition. Additionally, CIPAR had license revenue of $276,139 and $83,646, for the fiscal years ended November 30, 2006 and 2005, respectively.
     CIPAR Licensing.
     Raven. Raven engages in the protection and renewal of collection systems, treatment plants and other government and industrial underground structures through its network of Certified Applicators. Raven Certified Applicators are trained to utilize the Raven Engineered system consisting of high performance structural and protective coatings manufactured by CMI and sold under the Raven and AquataPoxy brands, specially designed application equipment and proven application and training methods.
          Raven high performance sprayable epoxies are formulated for ultra high-build (20-250 mils per coat) application on concrete, masonry and steel surfaces providing protection from atmospheric and chemical corrosion. The high physical strengths of some Raven formulations permit the epoxy to enhance the structural integrity of damaged structures. Raven products can be quickly applied under harsh environmental conditions providing quick return to service and substantial savings for industrial facilities by lessening downtime. The life span of the infrastructure exposed to these conditions can increase dramatically with the use of Raven high performance protective coatings and linings. The Company’s unique high performance line of products and network of Certified Applicators provide access to specialty coating contractors and key end-users in the wastewater, pulp and paper, petrochemical, power and other industries.
          Raven coatings are solvent-free, nontoxic, 100% solids epoxy products, emitting no volatile organic chemicals VOC’s. Raven benefits significantly from increasing United States Environmental Protection Agency (“EPA”) and Clean Air Act regulations.
          Raven sells equipment, spare parts and supplies, which is used to apply its coatings. Typically, Raven does not sell equipment unless new Certified Applicators needing equipment are added or existing applicators decide to increase their capacity by buying additional equipment. Additionally Raven had licensee revenue which is comprised of license, training and consulting fees charged to Certified Applicators.
     CuraFlo. The CuraFlo Engineered Flow Lining System (“CEFLS”) consists of proprietary equipment and processes and protective coatings (manufactured by CMI) to clean and line potable water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. In the past, CuraFlo licensed the CEFLS to Licensed CuraFlo dealers and continues to sell and rent equipment, and provide value added services to its licensed dealers. CuraFlo focuses on the renewal and rehabilitation of water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings in Western Canada and the United States. CuraFlo licenses its technology to plumbers and/or mechanical contractors throughout North America. CEFLS, a proprietary technology known generically as “lining”, consists of know-how and methods first to clean the old metal pipes using an abrasive and then to refurbish the inner walls of the pipe with CuraPoxy, a proprietary epoxy manufactured and supplied by CMI. CuraPoxy is certified to ANSI/NSF Standard 61 for use in drinking water applications. Lining technology is considered a vast improvement over the traditional “repipe” technique used to rehabilitate water pipes which consists of ripping out the old pipes and replacing them with new piping. Lining technology is less intrusive, offers quicker return to service and is more cost effective than repiping. Licensing has provided the Company with consideration in the form of an up-front license fee and subsequent payments for the purchase of equipment and epoxy coatings. A typical license agreement contains a 10-year term and provides the licensee with an exclusive right to utilize the Company’s propriety pipe lining and restoration system within a specified geographical territory. Under the related supply agreement a licensed dealer purchases equipment and epoxy for use in the pipe lining and restoration system. The arrangement provides the licensed dealer with access to technical assistance, operational and other support from the Company.
          Starting in February 2007, CuraFlo began offering Franchisees to qualified applicants in certain geographies. The CuraFlo System offered to potential Franchisees includes the following: the use of the CEFLS to clean and line potable water and drain, waste and vent pipes that are between one half inch and four inches in diameter; professional image and rigid customer service standards; our techniques for training qualified, certified technicians; our techniques for marketing services; our web site; and the accumulated experience reflected in our training program and operating procedures.
     CIPAR Rehabilitation
          Rehabilitation Services. Rehabilitation Services performs replacement and renewal of plumbing lines in Western Canada and the United States using both the renewal and repipe technologies. The Company uses these opportunities to continually refine its processes, provide hands on training to its licensees and develop markets for future licensing prospects. In September 2006, CuraFlo Spincast Services Inc. was formed to perform protection and renewal of pipe larger than four inches in diameter using the Triton Spincast System. CuraFlo Spincast Services will function as a subcontractor for CuraFlo Dealers, Raven Certified Applicators and others. In late 2006, the Company formed CuraFlo Midwest to perform rehabilitation services in the Midwest and to be a training ground for Franchisees.
GlasCraft Inc.
          GCI designs and manufactures a wide range of specialized dispense equipment systems, which are used to dispense multi-component formulations such as composite, polyurea and polyurethane coatings and polyurethane foam. Net sales of dispense equipment systems amounted to $7,203,726 and $6,815,686 for the fiscal years ended November 30, 2006 and 2005, respectively, representing 27.1% and 30.7%, respectively, of net sales. A significant portion of the Company’s business is the sale of dispense guns, replacement and spare parts and supplies for its current and discontinued dispense equipment. The Company maintains an inventory of approximately 6,000 items to enable it to efficiently fill orders and service repairs. Net sales of dispense guns, replacement and spare parts and supplies amounted to $7,668,958 and $6,925,597, representing 28.9% and 31.2% of net sales for the fiscal years ended November 30, 2006 and 2005, respectively.

     Composite dispense equipment systems. GCI develops dispense equipment systems for both open and closed mold methods of composite product manufacturing. GCI’s dispense equipment systems can be used to manufacture a wide variety of products, including such diverse products as boat hulls and construction components. The open mold method is ideally suited for small quantity and custom production.
          The United States Occupational Safety and Health Administration (“OSHA”) and environmental regulatory agencies in the United States and abroad regulate the use of various VOC’s such as styrene, acetone, methylene chloride and organic peroxides. These chemicals are often used in the process of fiberglass manufacturing. GCI primarily sells dispense equipment systems in the composite market outfitted with its patented Multiport Impingement Technology which reduces VOC’s and increases transfer efficiency. Multiport Impingement Technology is spray technology that reduces atomization by increasing the size of the sprayed droplets, while maintaining a quality spray pattern. Increased transfer efficiency results in less waste of product. GCI also sells dispense equipment systems which utilize its patented Air Assist Containment (“AAC”) which improves containment of an atomized spray pattern. Improved containment limits emissions of VOC’s. An increasing portion of GCI’s composite equipment systems are used in Resin Transfer Molding (RTM) and RTM Lite closed mold processes. RTM, RTM Lite and other closed molded processes have the ability to further reduce waste and pollutants.
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

Cohesant Materials Inc.
          CMI manufactures, develops, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. Currently substantially all of CMI’s Coating sales are to CIPAR. Net sales of coatings to customers other than CIPAR amounted to $302,514 and $524,447, representing 1.1% and 2.4% of net sales for the fiscal years ended November 30, 2006 and 2005, respectively.
          AquataPoxy Products. The AquataPoxy line of solvent-free epoxy coating products are designed to extend the life of a structure by protecting it from corrosion. These products are formulated to have high performance characteristics such as excellent resistance to moisture, corrosion and chemical attack. AquataPoxy products are used in the construction, repair, rehabilitation and maintenance of food processing and water storage structures, commercial and residential water pipe lining, wastewater treatment and collection systems of municipalities and industrial and recreational facilities. AquataPoxy products are unique with their high moisture tolerant characteristics that allow them to be applied to underwater and moisture filled concrete surfaces. AquataPoxy products are ideally suited for the rapidly growing market in underground rehabilitation of infrastructure. AquataPoxy products are specified for use by many engineers and governmental agencies in connection with the rehabilitation of potable and/or wastewater facilities by trained applicators.
          AquataPoxy products contain no solvents or VOC’s. Properly applied, AquataPoxy products are inert once cured and do not release harmful by-products into air, water or the environment. Conversely, competitive solvent-borne coatings have the potential to release carcinogens and other hazardous substances into the environment and generally are not desirable for applications that involve contact with food, drinking water, animals or people. AquataPoxy is certified to ANSI/NSF Standard 61 for use in drinking water applications and meets qualifications of the United States Department of Agriculture for agricultural applications, food processing and potable water facilities and marine environments.
MARKETING
     Distributors, Certified Applicators and Licensed Dealers
          Most of the Company’s products are sold through a growing network of independent distributors, Certified Applicators and Licensed Dealers in the United States and overseas. A portion of the Company’s sales are made directly to end-users and OEM accounts by Company sales personnel.

          Generally, the products of GCI are sold through a network of independent domestic and international factory authorized equipment distributors. Most of these distributors are engaged in the sale of polyester resins and gel coats, fiberglass strand and mat, polyurethane foams and coatings and similar items. Many of the international distributors sell only industrial equipment. In the fiscal years ended November 30, 2006 and 2005, GCI’s ten largest distributors accounted for 38% and 37% of equipment system and dispense guns, replacement and spare parts sales, respectively. Of the foregoing, four of the distributors in fiscal 2006 and five of the distributors in fiscal 2005 were internationally based. GCI provides training to the distributors and customers in the use of its equipment systems and products.
          CIPAR markets its licenses and products primarily through its network of independent Licensed Dealers and Certified Applicators. The Company presently has forty-eight domestic Certified Applicators and one international Certified Applicator and 13 independent Licensed Dealers. For the fiscal years ended November 30, 2006 and 2005 the Company’s ten largest Certified Applicators and Licensed Dealers accounted for 62% and 66%, respectively, of coating product sales. Additionally, CIPAR’s rehabilitation services are marketed to property managers and owners of apartment buildings, private homes and other commercial, industrial and residential buildings. Starting in February 2007, CuraFlo began offering Franchisees to qualified applicants in certain geographic areas.
  Brochures, Advertising and Trade Shows
          The Company supports its marketing with brochures, sales catalogues, direct mailings and media insertions in various trade publications. In connection with coating products, the Company also prepares media promotion kits and product demonstration kits for use by Certified Applicators and distributors. Company personnel, representatives and distributors attend trade shows in the United States and overseas. Typically, potential customers and distributors attend these shows. In addition, these shows afford the Company the opportunity to keep abreast of its competitors’ products and developments in the industry. Company personnel also participate in various industry organizations and work with complementary technologies to present educational and technical seminars. These seminars assist in industry growth and guide prospective customers to the Company’s products and methods.

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
     Similarly, there are a number of alternative sources of the raw materials used in the manufacture of the coating products of the Company. The Company maintains good working relationships with major resin suppliers. The Company does not believe that it is dependent on any one vendor of raw materials for its coating products and the Company does not believe the loss of any one supplier would have a material adverse impact on the Company.
COMPETITION
     The markets for all of the Company’s products and services are highly competitive. The Company competes with numerous well-established companies, most of which possess substantially greater financial, marketing, personnel and other resources than those of the Company.
     There are a number of competitive equipment manufacturers, which include Graco Inc. and MagnumVenus Plastech. Coating competitors include Carboline Company, Tnemec Company, Inc. and Sauereisen. Licensing and rehabilitation competitors include ACE DuraFlo on a national level and various regional players. The Company competes by increasing customer awareness of its technology and quality products, by offering its products at a competitive price, and through product line extensions.
     The markets for the Company’s products are characterized by changing technology and industry standards. Accordingly, the ability of the Company to compete is dependent upon the Company’s ability to complete development and effectively market its technology and state-of-the-art equipment and coating products.
RESEARCH AND DEVELOPMENT
     The Company has a research and development program to continually improve its existing products, to develop new products and to custom engineer equipment and products to meet specific customer requests. In fiscal 2006, the Company introduced its newly developed and patent pending Guardian A series dispense systems, Guardian MMH dispense system and the

Formula X gun. In fiscal 2005, the Company introduced its patented Probler P2 gun and Formula gun. The Company has eleven full-time and one part-time employees devoted to research and development. Virtually all of the products marketed by the Company were developed internally, either by the Company or its predecessors. Research and development expenses for the fiscal years ended November 30, 2006 and 2005 were $1,164,229 and $990,224, respectively, or 4.4% and 4.5%, respectively of net sales. The Company expects this level of research and development expense to continue or slightly increase in the future.
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
PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION
     The Company holds several U.S. patents and patent applications, all of which are applicable to the Company’s specialized two component dispense equipment. No single patent is material to the Company. The Company’s patents expire at various times in the future through 2022. In fiscal 2006, GCI received two patents and has four applications pending covering the Probler P2 gun. Also, GCI has two applications pending covering the Guardian dispense system.
     The Company believes that product recognition is an important competitive factor in the equipment and chemical industries. Accordingly, the Company holds a United States trademark registration for AAC®, AquataPoxy®, CuraFlo®, CuraPoxy®, GlasCraft®, Guardian® and Raven® and has several trademark applications pending. The Company promotes these trade names in connection with its marketing activities.
     The Company also relies on proprietary know-how and confidential information and employs various methods to protect the processes, concepts, ideas and documentation associated with its products.
EMPLOYEES
     As of January 26, 2007, the Company employed 124 full time and 5 part time persons. The Company believes its relations with its employees are good.
ITEM 2. PROPERTIES
     The Company’s executive offices are located in Indianapolis, Indiana, with its principal manufacturing, warehouse and distribution facilities located in or near Cleveland, Ohio, Indianapolis, Indiana, Tulsa, Oklahoma and Vancouver, Canada. GCI leases approximately 51,200 square feet of office, manufacturing and warehouse space in Indianapolis, Indiana through January 2009. CMI leases approximately 15,000 square feet of combined office and manufacturing space near Tulsa, Oklahoma through March 2011. CIPAR’s Vancouver operation leases approximately 4,100 square feet of combined office and warehouse space through August 2009. CIPAR expanded its operations during the first quarter of fiscal 2007 by adding approximately 15,000 square feet of office and warehouse space near Cleveland, Ohio leased through July 2012.
ITEM 3. LEGAL PROCEEDINGS
     The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year ended November 30, 2006.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
     The Common Stock of the Company is quoted on the Nasdaq Capital Market under the symbol “COHT”.
     The following table sets forth the high and low prices of the Company’s Common Stock for each quarter in the two year period ended November 30, 2006, as reported by Nasdaq.
Common Stock

	High	Low
Year Ended November 30, 2005
First Quarter	$15.38	$9.22
Second Quarter	10.98	7.06
Third Quarter	10.00	8.00
Fourth Quarter	9.80	7.36

Year Ended November 30, 2006
First Quarter	$10.00	$7.04
Second Quarter	12.50	9.75
Third Quarter	12.03	9.13
Fourth Quarter	10.45	8.14
     Substantially all of the holders of common stock maintain ownership of their shares in “street name” accounts and are not, individually, shareholders of record. At November 30, 2006, the Company believes there are in excess of 1,000 beneficial owners of common stock, although there are only 70 holders of record.
     The following table depicts the dates and payments of dividends made in fiscal 2006 and 2005.

		Per
		Share
Record Date	Payment Date	Amount
November 17, 2006	November 30, 2006	$0.14
May 22, 2006	June 5, 2006	0.14
November 18, 2005	November 30, 2005	0.135
May 18, 2005	May 27, 2005	0.135

     The Board of Directors reviews the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions.
     The following table sets forth certain information regarding the Company’s equity compensation plans as of November 30, 2006:

	Number of securities		Weighted-average
	to be issued upon		exercise price of	Number of securities
	exercise of		outstanding	remaining available for
	outstanding options,		options, warrants	future issuances under
Plan Category	warrants and rights		and rights.	equity compensation plans.
Equity compensation Plans approved by Security holders	306,384	(1)	$7.39	67,266	(2)

Equity compensation Plans not approved by Security holders	65,525	(3)	N/A	0

Total	371,909		$7.39	67,266

(1)	Represent shares granted under the Company’s 1994 Employee Stock Option Plan, as amended and the Company’s 2005 Long-Term Incentive Plan.

(2)	Represent shares available for grant under the Company’s 2005 Long-Term Incentive Plan.

(3)	Represents restricted stock awards granted to employees in fiscal 2004. At November 30, 2006, 8,175 of these shares were not vested.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Acquisition
     We maintain a strategy for growth through steady organic expansion supported by select acquisitions. Our long-term strategic plan is to be a global leader providing technologies for infrastructure rehabilitation and protection.
Triton
     On September 5, 2006 the Company completed the purchase of the operations and assets of Triton Insitutech, LLC, of Orlando, Florida. The Triton SpinCast System utilizes epoxy and other polymer linings to rehabilitate aging medium and large diameter water, wastewater and other pipelines, including public and private water mains. Triton, now known as CuraFlo SpinCast Services, is reported as part of the Company’s CIPAR Rehabilitation division and is expected to benefit from a significant marketing relationship with the Company’s CuraFlo dealer network.

     Acquisition consideration included an initial cash payment of $400,000, an unsecured $387,500 three-year promissory note bearing interest at 5.16% per annum paid in quarterly installments and an additional unsecured three-year, $387,500 promissory note, which is contingent on certain performance achievements and payable on an annual basis. In addition, the Company incurred $30,825 of direct legal costs related to the acquisition.
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
     Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company incurred $519,885 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price was deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The escrow expires on August 12, 2010. The assumed liabilities of $768,022 include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter of fiscal 2006, $77,250 cash and 7,500 shares were paid from the escrow to the Company to resolve outstanding claims; another 75,000 shares were released from escrow to the Sellers. At November 30, 2006, there were 149,241 shares remaining in escrow.
Results of Operations
     Fiscal Year Ended November 30, 2006 as compared to Fiscal Year Ended November 30, 2005
     Net sales for the fiscal year ended November 30, 2006, were $26,543,175 representing an increase of $4,345,473 or 19.6%, from fiscal 2005 net sales of $22,197,702. Equipment and Parts sales increased $1,326,010 or 9.1%, while Coatings sales decreased $313,753 or 4.8%. Additionally, the Company had Rehabilitation and License revenue of $4,255,588 and $276,139, respectively compared to $1,114,865 and $83,646, respectively, in the 2005 period. Net income was $1,577,157, an $51,022 or 3.1% decrease from last year.
     During 2006, Cohesant expended approximately $225,000 on one time costs associated with the start-up of 1) the Company’s new franchise program which launched in February 2007; 2) a new Company owned CuraFlo Dealer in Cleveland, Ohio and 3) CuraFlo Spincast Services, a new business offering the Triton Spincast System to CuraFlo Dealers, Raven Certified Applicators, and others on a subcontracted basis. The Company expects additional start-up costs to be incurred in early fiscal 2007. Additionally, during the fourth quarter of 2006 and continuing into fiscal 2007, Cohesant has added and will add personnel and other overhead expenses relating to these three new businesses. The Company believes that this investment in its future is both prudent and necessary to support and grow these important new businesses. Until the new businesses begin to produce revenues, these additional overhead expenses will adversely affect the Company’s net income. Management anticipates these businesses will begin to produce meaningful revenues in the second half of fiscal 2007 and be fully operational in fiscal 2008.
     CIPAR’s net sales increased $3,436,005, or 43.3% to $11,367,977. Coatings sales were $5,854,439 compared to $5,946,259 in the prior period, a decrease of $91,820, or 1.5%. CIPAR had Equipment and Parts sales of $981,811 compared to $787,202 for the comparable period last year. Typically, CIPAR does not sell equipment unless new Licensed Dealers or Certified Applicators needing equipment are added or existing dealers and applicators decide to increase capacity by buying additional equipment. Additionally CIPAR had Rehabilitation revenue of $4,255,588 and Licensee revenue of $276,139. CIPAR had

$1,114,865 Rehabilitation revenue and $83,646 Licensee revenue in the 2005 period. The increase in rehabilitation revenue reflects a full year’s activity compared to the less than four month’s activity post acquisition in 2005. License revenue includes license fees, equipment rental and other value added services. Rehabilitation revenue is derived from replacement and renewal of plumbing lines.
     GCI’s net sales increased $1,131,401 or 8.2% to $14,872,684. This increase was primarily attributable to increased sales of polyurethane foam systems, resulting from the introduction of the new Guardian dispense system, increased spare and replacement parts sales and, to a lesser extent, increased composite dispense system sales. This sales increase was partially offset by decreased sales of coatings dispense systems. International Equipment and Parts sales were up 11.9%, while domestic Equipment and Parts sales were up 5.8%. The increase in international sales was reflective in most geographic areas.
     CMI’s net sales were $302,514 compared to $524,447 for the comparable 2005 period. The primary reasons for this decrease is that for most of 2005 sales to CuraFlo were classified as external sales, but following the August 2005 acquisition, sales to CuraFlo were reclassified as intercompany sales. Following the acquisition, the Company elected not to sell CuraPoxy to external customers.
     The Company’s gross margin increased to $12,201,125, or 46.0% of net sales, in the 2006 period from $10,394,707, or 46.8% of net sales, in the 2005 period. The dollar increase was primarily due to increased sales at CIPAR and to a lesser extent increased sales at GCI. Equipment, Coatings and Rehabilitation margin percentages have all improved; however margins on Rehabilitation Revenue – which historically have lower gross margins than any of the Company’s other revenue categories – lowered the Company’s overall gross margin percentage.
     Research and development expenses were $1,164,229 and $990,224 for the fiscal years ended November 30, 2006 and 2005, respectively. This increase of $174,005, or 17.6% was primarily attributable to increased costs at GCI and to a lesser extent CMI. In fiscal 2006 GCI introduced its newly developed and patent pending Guardian A series dispense systems, Guardian MMH dispense system and the Formula X gun.
     Selling, general and administrative expenses were $8,523,554 and $6,987,629 for the fiscal years ended November 30, 2006 and 2005, respectively. This increase of $1,535,925, or 22.0% was primarily attributable to increased sales and marketing and administrative costs at CIPAR (reflective of the CuraFlo and Triton acquisitions), costs incurred relating to the development of CuraFlo Franchise program launched in the first quarter of fiscal 2007 and increased sales and marketing expenses (increased personnel and various other costs) at GCI.
     Other income, net of other expenses for the fiscal year ended November 30, 2006, decreased $77,779 to $32,194. This decrease was primarily attributable to decreased interest earned on lower cash balances.
     The effective tax rate for the years ended November 30, 2006 and 2005 was 38.0% and 35.6%, respectively.
Liquidity and Capital Resources
     The Company’s primary sources of liquidity are its cash reserves, cash provided by operations, and availability under the revolving line of credit. At November 30, 2006 the Company has cash of $1,318,607, net working capital of $6,582,099 and $3,500,000 available under the revolving line of credit.
     For the fiscal year ended November 30, 2006 cash provided by operations was $1,870,218 compared to $3,146,571 in the prior year. This decrease was primarily attributable to increased inventory and accounts receivable balances at GCI resulting from new product introductions and increased sales and a decrease in other current liabilities due to timing differences and reduced incentive payments to employees. Cash usage in investing activities decreased to $2,273,877 in the current period from $5,160,244 in the prior year period. This decrease was attributable to the cash payment made in 2005 for the CuraFlo acquisition, partially offset by increased spending in 2006 on leasehold improvements, website development and capital equipment (enterprise system, phone system, pipe lining equipment and office furniture). Cash used in financing activities was $516,015 in the current period compared to $784,628 in the prior year period. This decrease was primarily due to the cash received from the exercise of stock options and timing differences in the payment of dividends to the shareholders.
     On June 20, 2006, the Company announced that its Board of Directors approved a share repurchase program of up to 100,000 of its issued and outstanding shares of common stock. In September 2006, the Company repurchased and retired 10,000 shares of common at a cost of $88,300.
     On April 26, 2006, the Company renewed, through May 1, 2007, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of November 30, 2006, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
     The Company has paid dividends of $0.28 and $0.27, in fiscal 2006 and 2005, respectively. The Board of Directors reviews the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures, potential acquisitions, and dividends.
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
     For equipment, coatings, and replacement and spare part revenue, the criteria of SAB 104 are generally met upon shipment to independent distributors, certified applicators, large end users and Original Equipment Manufacturer accounts, at which time title and risks ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.
     Rehabilitation revenues are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.
     License revenue is recognized when all material services or conditions relating to the sale have been substantially performed and collectibility is assured. The Company defers revenue for license fees for which it is obligated to provide training and other services to its Licensed Dealers.
     Accounts receivable. The Company evaluates the allowance for doubtful accounts on a periodic basis and reviews any significant customers with delinquent balances to determine future collectibility. The determination includes a review of legal issues (such as bankruptcy status), past payment history, current financial information and credit reports, and Company experience. Allowances are established in the period in which the account is deemed uncollectable or when collection becomes uncertain.
     Inventories. The Company’s inventories are valued at the lower of cost or market. Reserves for obsolescence are estimated and based on projected sales volume. Though management considers these balances adequate and proper, changes in sales volumes due to unexpected economic conditions could result in materially different amounts for this item.
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
New Accounting Standards
     On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers for the fiscal years beginning after December 15, 2005 (fiscal 2007). The new standard will require the Company to recognize share based payments, including grants of stock options, in the financial statements based upon their fair value. The Company will adopt the new standard using the modified-prospective method. The current pro forma disclosure of the impact on earnings using the Black-Scholes model is presented in the table in Note 2q.
     In June 2006, the FASB issued Interpretation No 48. “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008). The Company is currently evaluating the provisions of FIN 48.
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
     The following table sets forth certain information regarding the current Directors and Executive Officers of the Company as of November 30, 2006. Each director holds office from election until the next annual meeting of stockholders or until their successors are duly elected and qualified.

		DIRECTOR
NAME	PRINCIPAL OCCUPATION AND AGE	SINCE
Michael L. Boeckman	Chief Financial Officer and Administrative Partner of Cohen & Co.; age 59	1994

Morton A. Cohen	Chairman, Chairman and Chief Executive Officer of Clarion Capital Corp.; age 71	1994

Dwight D. Goodman	Director; age 73	1994

Richard L. Immerman	President of BleachTech LLC; age 56	1998

Terrence R. Ozan	Director of Capgemini; age 60	2006

Morris H. Wheeler	President and Chief Executive Officer, Acting President of GCI; age 46	1996

Stuart C. McNeill	President of CIPAR Inc.; age 43	N/A

Robert W. Pawlak	Chief Financial Officer and Secretary; age 38	N/A
     Michael L. Boeckman has been a Director of the Company since 1994. Mr. Boeckman has been Administrative Partner and Chief Financial Officer of Cohen & Co., a Northeast Ohio regional based accounting firm (no relation to Morton A. Cohen) for more than five years.
     Morton A. Cohen has been a Director of the Company since 1994 and resumed as Chairman of the Board in September 2006. From July 1994 until December 2001, Mr. Cohen had been the Chairman of the Board. He served as the Company’s Chief Executive Officer from 1994 to January 1998. Mr. Cohen has been Chairman of the Board of Directors and Chief Executive Officer of Clarion Capital Corporation (“Clarion”), a private, small business investment company, for more than five years. Mr. Cohen is the father-in-law of Morris H. Wheeler.
     Dwight D. Goodman has been a Director of the Company since 1994. Mr. Goodman was Chairman of the Board from January 2002 to August 2006. Mr. Goodman was Chief Executive Officer of the Company from January 1998 to December 2001 and President of the Company from July 1996 to December 2001, and prior thereto commencing in 1984 held various executive offices with the Company and its subsidiary GlasCraft Inc. (“GCI”).
     Richard L. Immerman has been a Director of the Company since 1998. Mr. Immerman has been President of BleachTech LLC, a manufacturer of sodium hypochlorite, since its inception in

January 2002. Mr. Immerman is a partner of Chemical Ventures (marketer of magnesium chloride), a position he has held for over five years.
     Terrence R. Ozan has been a Director of the Company since March 2006. Mr. Ozan was a member of the Global Management Committee, CEO of North American operations and the Managing Director of world wide consulting services of Capgemini from May 2000 until his retirement in June 2003. Prior there to, Mr. Ozan held various executive positions at Ernst & Young including CEO of Worldwide Consulting and Director of US Manufacturing Services. Mr. Ozan currently serves on the Board of Directors of Capgemini.
     Morris H. Wheeler has been a Director of the Company since 1996 and Chief Executive Officer and President since January 2002. In June 2004 Mr. Wheeler became Acting President of GCI. In 1999, Mr. Wheeler founded Drummond Road LLC, an investment management company involved in the management of the venture capital portfolio of Clarion. Prior to founding Drummond Road, from April 1998 to June 1999, Mr. Wheeler was the founder and Chief Executive Officer of sputnik7.com (formerly BlueTape, LLC), an Internet media company, which won a Webby for Music Entertainment. Mr. Wheeler holds a degree in economics from the University of Massachusetts at Amherst and a J.D. from the Yale Law School. Mr. Wheeler is the son-in-law of Morton A. Cohen, the Company’s major beneficial shareholder.
     Stuart C. McNeill has been an executive officer of the Company since March 2006 and has been President of CIPAR Inc. since August 2005. Mr. McNeill was Chief Financial Officer of CuraFlo from November 2003 until the acquisition in August 2005. Prior to joining CuraFlo Mr. McNeill was founder and President of McNeill & Associates, a venture capital firm, since its inception in 1990.
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
     Each non-employee director currently receives an annual retainer of $8,000, plus $750 and reimbursement for expenses for each meeting attended. Also, each non-employee director receives $1,500 and reimbursement for expenses for the Annual Stockholders and the Budget meetings attended. The Chairman of the Board receives an additional $10,000 and the Chairman of both the Audit and Compensation Committees receive an additional $5,000 for services performed at those positions.
     The Company has a Code of Ethics for Executive Officers and All Senior Financial Officers. The Code has been filed as an Exhibit to this Form 10-KSB and has been posted on the Company’s website: www.cohesant.com
ITEM 10. EXECUTIVE COMPENSATION
     The following table sets forth information relating to the annual and long-term compensation for the fiscal years ended November 30, 2006, 2005 and 2004 for the Chief Executive Officer, the other two most highly compensated executives of the Company, and another officer whose disclosure would have been required but for the fact that he was not an executive officer at fiscal year-end. No other executive officer received compensation in excess of $100,000 during such years.
SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation Awards
						Securities
					Restricted	Underlying
				Other Annual	Stock	Options	All other
Name and Principal	Fiscal		Bonus	Compensation	Awards($)	(shares)	Compensation
Position	Year	Salary	(1)	(2)	(3)	(4)	(5)
Morris H. Wheeler	2006	$201,000	$118,147	$0	$0	17,500	$7,584
President, Chief	2005	175,000	132,619	0	0	16,800	7,099
Executive Officer &	2004	153,010	91,869	0	70,125	0	6,510
Acting President of GCI

Stuart C. McNeill	2006	100,000	5,000	0	0	0	0
President – CIPAR Inc. (6)

J. Stewart Nance	2006	130,000	40,682	0	0	0	7,462
President – CuraFlo	2005	120,000	94,894	0	0	11,500	7,106
Spincast Inc.,	2004	111,500	96,500	0	36,525	0	6,533
formerly President of CMI.

Robert W. Pawlak	2006	108,000	35,699	0	0	11,500	5,279
Chief Financial	2005	98,000	50,139	0	0	5,200	4,317
Officer & Secretary	2004	88,275	39,732	0	25,950	0	4,235

(1)	In the 2005 period includes reimbursement of $18,119 each for Mr. Wheeler and Mr. Nance and $12,079 for Mr. Pawlak for forgiveness of a portion of the loans for restricted stock which were repaid.

(2)	Excludes perquisites and other benefits, unless the aggregate amount of such compensation is greater than 10 percent of the total of annual salary and bonus reported for the named executive officer.

(3)	The restricted stock awards reflect in the 2004 period shares granted in June 2004 which vested early based on certain performance objectives being met and shares granted in December 2004 which are fully vested. The dollar value of the restricted shares issued to the individuals are based on the Company’s stock prices on the dates of issue. The number and value of the aggregate restricted stock holdings on November 30, 2006 for individuals named in the table are as follows: Morris H. Wheeler 7,250 shares ($69,890), J. Stewart Nance 4,450 shares ($42,898) and Robert W. Pawlak 3,100 shares ($29,884).

(4)	Options were granted in December 2006 and 2005 as long term incentive compensation for fiscal 2006 and 2005.

(5)	Includes corporate contributions to the Company’s 401(k) Plan and dollar value of additional life insurance paid by the Company as reported on form W-2.

(6)	Mr. McNeill became an executive officer in March 2006.
Option Grants in Last Fiscal Year (Individual Grants)
The following table provides information relating to grants of stock options made during the last fiscal year for the individuals named in the summary compensation table.

	Number of	% of Total	Exercise
	Securities	Options Granted	or Base
	Underlying Options	to Employees in	Price	Expiration
Name	Granted (1)	Fiscal Year	($/Sh)	Date (2)
Morris H. Wheeler	16,800	11.2%	$7.50	12/19/2010
Stuart C. McNeill	—	—	—	—
J. Stewart Nance	11,500	7.7%	$7.50	12/19/2010
Robert W. Pawlak	5,200	3.5%	$7.50	12/19/2010

(1)	One third of the options vested immediately upon grant, with the remaining options vesting in equal installments on November 30, 2006 and 2007, respectively.

(2)	Options were granted for a term of five years, subject to earlier termination in certain events related to termination of employment.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table provides information relating to aggregate option exercises during the last fiscal year and fiscal year-end option values for the individuals named in the summary compensation table.

					Value of Unexercised
			Number of Unexercised		In-The-Money Options at
			Options at November 30, 2006		November 30, 2006
	SHARES
	ACQUIRED ON	VALUE
NAME	EXERCISE	REALIZED	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Morris H. Wheeler	50,000	$265,400	29,950	11,850	$127,468	$46,484
Stuart C. McNeill	0	0	0	0	0	0
J. Stewart Nance	13,000	77,090	11,417	5,083	37,107	15,103
Robert W. Pawlak	8,000	42,160	10,967	4,233	48,819	17,509

Employment and Severance Agreements
     The Company entered into a Employment Agreement with Morris H. Wheeler, its Chief Executive Officer in February 2007, effective as of December 1, 2006, the beginning of the fiscal year. The Agreement supercedes the previous agreement which was entered into in December 2001. The Agreement has a term of three years and automatically renews for an additional one year period unless one party notifies the other parties of its intention not to renew the Agreement at least six months in advance of its scheduled termination. Under the terms of the Agreement, Mr. Wheeler receives a salary of $220,000, adjusted annually for inflation. Mr. Wheeler is also eligible for an annual performance-based bonus under the Company’s applicable annual incentive plan. Further Mr. Wheeler is entitled to participate in employee benefits and perquisites generally made available to senior executives of the Company, and tax and financial planning advice. Mr. Wheeler’s employment can be terminated for “Cause” (as defined in the Agreement”). Employment can also be terminated by the Company without “cause” or by Mr. Wheeler for “good reason” (as defined in the Agreement). In the event of termination without “cause” or for “good reason,” Mr. Wheeler is entitled to compensation and the value of his benefits, payable in a lump sum, equal to the amount due for the term of the Agreement, but not less than 18 months, of his base salary and targeted annual bonus and benefits. Mr. Wheeler may elect to continue to receive medical insurance in lieu of receiving such benefits paid in a lump sum. Mr. Wheeler has agreed not to compete with the Company post-employment for a term of 18-months. In the event of a “change of control” of the Company, and Mr. Wheeler’s employment is terminated within two years thereof, his severance benefit is 2.99 times his then current annual salary and scheduled annual bonus, plus continuation of his medical insurance and car allowance. However, if any payments to or benefits under the Agreement would be subject to excise tax as an “excess parachute payment” under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, such payments will be reduced to an amount below the Section 280G limit.
     Robert W. Pawlak, the Chief Financial Officer, is a party to a Non-Disclosure and Non-Competition Agreement that provides a severance payment of 12-month salary, plus continuation of medical and life insurance for one-year, if Mr. Pawlak’s employment is terminated by the Company without “cause” or by Mr. Pawlak for “good reason” (as defined in the Agreement). The severance benefit within two years following a “change of control” is two years of salary and bonus, less the amount of compensation received post-change of control, but not less than 12-months. In addition, the Company will continue Mr. Pawlak’s medical and life insurance for an 18-month period following such employment termination. Under the Agreement, Mr. Pawlak has agreed not to compete with the Company post-employment for a term of 12-months. However, if any payments to or benefits under the Agreement would be subject to excise tax as an “excess parachute payment” under Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, such payments will be reduced to an amount below the Section 280G limit.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of December 31, 2006, certain information concerning those persons known to the Company, based on information obtained from such persons, with respect to the beneficial ownership (as such term is defined in rule 13d-3 under the Securities Exchange Act of 1934, as amended) of shares of common stock of the Company by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares; (ii) each Director, (iii) each executive officer named in the Summary Compensation Table and (iv) all Directors and executive officers as a group:

			PERCENTAGE OF
NAME AND ADDRESS	AMOUNT AND NATURE OF		OUTSTANDING
OF BENEFICIAL OWNER	BENEFICIAL OWNERSHIP		SHARES OWNED
Morton A. Cohen 3690 Orange Place Suite 400 Beachwood, OH 44122	1,278,480	(1)	38.9%

Clarion Capital Corporation 3690 Orange Place Suite 400 Beachwood, OH 44122	1,175,980		35.8%

Michael L. Boeckman	10,783		*

Dwight D. Goodman	55,655		1.7%

Richard L. Immerman	52,000		1.6%

Terrence R. Ozan	—		—

Stuart C. McNeill	147,357		4.5%

Robert W. Pawlak	61,356	(2)(3)	1.9%

Morris H. Wheeler	151,455	(2)(3)	4.6%

All directors and executive officers as a group (8 persons)	1,757,086	(4)	52.7%

*	Represents less than 1%

(1)	Includes 1,175,980 shares owned of record by Clarion Capital Corporation (“Clarion”), an entity of which Mr. Cohen is a principal.

(2)	Includes shares issuable upon exercise of options exercisable within 60 days of the date hereof as follows: Mr. Pawlak 13,467 shares and Mr. Wheeler 36,200 shares.

(3)	Includes shares owned in the Company sponsored 401k Plan as of December 31, 2006 as follows: Mr. Pawlak 4,221 shares and Mr. Wheeler 5,298 shares.

(4)	Includes 49,667 shares issuable upon exercise of options exercisable within 60 days of the date hereof. Includes 9,519 shares owned in the Company sponsored 401k Plan as of December 31, 2006.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The Company paid fees of $43,334 and $50,000 in fiscal years 2006 and 2005, respectively to Drummond Road Capital (“Drummond”), an entity controlled by it chief executive officer Morris Wheeler, for the provision of office space for personnel and other management support. The agreement was terminated on May 31, 2006.
     The Company had a Financial Advisory Agreement with Clarion Management Ltd. (“Clarion”), an entity controlled by Morton A. Cohen, a Company Director. Under the agreement Clarion provided management support and performed additional specific projects. Clarion received $52,000 in fiscal year 2005; the agreement terminated at fiscal 2005 year-end.
ITEM 13. EXHIBITS

*3.1	Certificate of Incorporation of the Company, as corrected.

**3.2	By-Laws of the Company, as amended.

***4.1	Credit and Security Agreement, dated May 15, 1998, by and between the Company and NBD Bank, N.A.

##4.2	Amendment to Credit and Security Agreement, dated April 26, 2006, by and between the Company and Regions Bank, the successor to NBD Bank, N.A.

****10.1	Lease Agreement between GlasCraft, Inc. and ProLogis North Carolina Limited Partnership.

#10.2	Amendment to Lease Agreement between GlasCraft, Inc. and ProLogis North Carolina Limited Partnership.

10.3	Employment Agreement with Morris Wheeler, Chief Executive Officer.

10.4	Non-compete Agreement with Robert Pawlak, Chief Financial Officer.

####10.5	Lease Agreement & Amendment between Raven Lining Systems, Inc/Cohesant Materials Inc. and Kansas City Life Insurance Company.

####10.6	The Company’s 2005 Long-Term Incentive Plan

10.7	Lease Agreement between CIPAR Inc. and Commerce Corner and Associates.

###14	Code of Ethics for Executive Officers and All Senior Financial Officers.

21	Subsidiaries of the Registrant.

23	Consent of Independent Public Accountants

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Principal Executive and Financial Officers

*	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1995.

**	Incorporated here in by reference to the Exhibit included to the Company’s Registration Statement on Form SB-2 dated November 29, 1994 (No. 33-82732).

***	Incorporated herein by reference to Exhibit 4.1 included in the Company’s Quarterly report on Form 10-QSB for the quarter ended May 31, 1998.

****	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 1998.

#	Incorporated herein by reference to the Exhibit to the Company’s Quarterly report on Form 10-QSB for the quarter ended August 31, 2003.

##	Incorporated herein by reference to Exhibit 4.2 included in the Company’s 8-K filed on April 28, 2006.

###	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2003.

####	Incorporated herein by reference to the Exhibit to the Company’s Annual Report on Form 10-KSB for the year ended November 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth the aggregate fees billed to the Company by Ernst & Young LLP:

	Fiscal	Fiscal
	2006	2005
Audit Fees	$147,945	$111,000
Audit Related Fees	8,250	353,857
Tax Fees	9,155	57,015
All Other Fees	0	0

	$165,350	$521,872
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
Tax Fees: Aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. In 2006 the fees were derived from various consultation. In 2005 the fees were primarily derived from tax return preparation and consultation primarily in connection with the acquisition of CuraFlo.
All Other Fees: none
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

COHESANT TECHNOLOGIES INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Cohesant Technologies Inc.
We have audited the accompanying consolidated balance sheets of Cohesant Technologies Inc. as of November 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended November 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesant Technologies Inc. at November 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended November 30, 2006, in conformity with U.S. generally accepted accounting principles.
ERNST & YOUNG LLP
Indianapolis, Indiana
February 15, 2007

COHESANT TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2006 AND 2005
ASSETS

	2006	2005
ASSETS:
Cash and cash equivalents	$1,318,607	$2,238,281
Accounts receivable, net of allowance for doubtful accounts of $282,415 and $284,628, respectively	4,517,316	4,125,062
Inventories	3,944,818	3,490,087
Costs in excess of billings and estimated earnings	52,805	—
Prepaid expenses and other	490,408	333,751
Deferred tax assets	318,766	240,200

Total current assets	10,642,720	10,427,381

Property, plant and equipment, net	2,424,983	991,730
License agreements, patents and other intangibles, net of accumulated amortization of $355,244 and $223,474 respectively	1,125,419	1,392,499
Goodwill	8,767,563	8,223,913
Other noncurrent assets	7,965	8,484

Total assets	$22,968,650	$21,044,007

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2006 AND 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

	2006	2005
LIABILITIES:
Accounts payable	$2,073,649	$1,622,153
Current portion of long-term note payable	122,604	—
Accrued salaries, benefits and commissions	877,224	1,047,938
Accrued taxes	402,165	387,242
Billings in excess of costs and estimated earnings	49,224	133,844
Due to former owners of acquired business	—	473,707
Customer deposits	204,128	—
Other current liabilities	331,627	480,787

Total current liabilities	4,060,621	4,145,671

Long-term note payable, net of current portion	264,896	—
Deferred tax liabilities	527,156	243,700

Total liabilities	4,852,673	4,389,371

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS’ EQUITY:
Common stock ($.001 par value; 10,000,000 shares authorized and 3,274,905 and 3,123,089 shares issued and outstanding, respectively)	3,275	3,123
Additional paid-in capital	12,008,087	11,230,959
Accumulated other comprehensive income	24,302	11,384
Retained earnings	6,080,313	5,409,170

Total shareholders’ equity	18,115,977	16,654,636

Total liabilities and shareholders’ equity	$22,968,650	$21,044,007

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005

	2006	2005
NET SALES	$26,543,175	$22,197,702
COST OF SALES	14,342,050	11,802,995

Gross profit	12,201,125	10,394,707

RESEARCH AND DEVELOPMENT EXPENSES	1,164,229	990,224
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,523,554	6,987,629

TOTAL OPERATING EXPENSES	9,687,783	7,977,853

Income from operations	2,513,342	2,416,854

OTHER INCOME:
Interest expense	(4,999)	—
Interest income	16,301	86,972
Other income, net	20,892	23,001

INCOME BEFORE TAXES	2,545,536	2,526,827

INCOME TAX PROVISION	968,379	898,648

NET INCOME	$1,577,157	$1,628,179

EARNINGS PER SHARE BASIC	$0.50	$0.58

EARNINGS PER SHARE DILUTED	$0.48	$0.57

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING
Basic	3,148,986	2,784,810

Diluted	3,268,543	2,879,598

CASH DIVIDENDS PER SHARE	$0.28	$0.27

COMPREHENSIVE INCOME
Net income	$1,577,157	$1,628,179
Foreign currency translation adjustment	12,918	11,384

COMPREHENSIVE INCOME	$1,590,075	$1,639,563

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Other		Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Stock	Equity
BALANCE, November 30, 2004	2,613,965	$2,614	$6,313,774	$4,572,014	$—	$—	$10,888,402

Exercise of stock options and related tax benefits	27,175	27	158,710	—	—	—	158,737

Dividends declared	—	—	—	(791,023)	—	—	(791,023)

Interest on notes for restricted stock	—	—	(11,421)	—	—	—	(11,421)

Non-cash compensation	20,825	21	243,266	—	—	—	243,287

Stock issued in connection with the CuraFlo Acquisition	461,124	461	4,264,936	—	—	—	4,265,397

Foreign Currency Translation	—	—	—	—	11,384	—	11,384

Payment of notes for restricted stock	—	—	261,694	—	—	—	261,694

Net income	—	—	—	1,628,179	—	—	1,628,179

BALANCE, November 30, 2005	3,123,089	3,123	11,230,959	5,409,170	11,384	—	16,654,636

Exercise of stock options and related tax benefits	135,675	136	769,762	—	—	—	769,898

Dividends Declared	—	—	—	(906,014)	—	—	(906,014)

Non-cash compensation	33,524	34	128,894	—	—	—	128,928

Stock returned in connection with the CuraFlo Acquisition	(7,500)	(8)	(74,617)	—	—	—	(74,625)

Foreign Currency Translation	—	—	—	—	12,918	—	12,918

Payment of notes for restricted stock	—	—	40,262	—	—	—	40,262

Purchase 10,000 shares of common stock	(10,000)	—	—	—	—	(88,300)	(88,300)

Treasury Stock Retired	—	(10)	(88,290)	—	—	88,300	—

Issuance 117 shares of common stock	117	—	1,117	—	—	—	1,117

Net income	—	—	—	1,577,157	—	—	1,577,157

BALANCE, November 30, 2006	3,274,905	$3,275	$12,008,087	$6,080,313	$24,302	—	$18,115,977

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED NOVEMBER 30, 2006 AND 2005

	2006	2005
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$1,577,157	$1,628,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	555,473	315,627
Non-cash compensation	128,928	149,087
Loss on asset disposal	469	450
Deferred tax provision	204,890	8,700
Tax benefit from stock options exercised	332,978	67,032
Provision for doubtful accounts	34,071	22,012
Net change in assets and liabilities-
Accounts receivable	(501,225)	47,286
Inventories	(553,111)	(68,710)
Costs in excess of billings and estimated earnings	(52,805)	—
Prepaid expenses and other	(156,657)	(61,719)
Accounts payable	451,496	447,176
Billings in excess of costs and estimated earnings	(84,620)	126,719
Deferred revenue	(24,625)	(173,524)
Other current liabilities	(28,224)	650,335
Other noncurrent assets	(13,977)	(12,079)

Net cash provided by operating activities	1,870,218	3,146,571

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark additions	(23,910)	(6,637)
Property and equipment additions	(1,556,106)	(434,964)
Proceeds from sales of property and equipment	1,850	13,420
Acquisition of Triton	(430,825)	—
Acquisition of CuraFlo	—	(4,732,063)
Return of cash paid for acquisition of CuraFlo	77,250	—
Payment to former owners of acquired CuraFlo business	(342,136)	—

Net cash used in investing activities	(2,273,877)	(5,160,244)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from notes receivable restricted stock	40,262	261,694
Proceeds from exercise of stock options	436,920	91,705
Issuance of common stock	1,117	—
Cash dividends paid to stockholders	(906,014)	(1,138,027)
Purchase of common stock	(88,300)	—

Net cash used in financing activities	(516,015)	(784,628)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(919,674)	(2,798,301)
CASH AND CASH EQUIVALENTS, beginning of year	2,238,281	5,036,582

CASH AND CASH EQUIVALNETS, end of year	$1,318,607	$2,238,281

SUPPLEMENTAL DISCLOSURES:
Cash paid during the year for-
Interest	$4,999	$—

Income taxes	$350,800	$676,800

The accompanying notes are an integral part of these consolidated financial statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006 AND 2005
1. NATURE OF BUSINESS
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment; and the design, development, manufacture and sale of specialty coatings. The Company formerly conducted operations through its wholly owned subsidiaries, GlasCraft, Inc. (“GCI”), Raven Lining Systems, Inc. (“Raven”), and the CuraFlo Group (“CuraFlo”) consisting of Cohesant Infrastructure Protection and Renewal Canada Ltd., CuraFlo of British Columbia Ltd. and CIPAR Services Inc. The Company operated under this structure in fiscal 2005. On December 1, 2005, the Company completed the reconfiguration of its businesses and now conducts operations under its wholly owned subsidiaries – CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories – Equipment and Parts, Coatings, Licensee, and Protection and Renewal Services (Rehabilitation).
GCI manufactures, markets and sells high-quality equipment for metering, mixing and dispensing multiple component formulations such as composite reinforced plastics, polyurethanes, and polyureas. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products. GCI primarily sells its products through independent distributors in the United States and overseas.
CIPAR was formed through a combination of the licensing portion of the former Raven Lining Systems subsidiary and the acquired CuraFlo Licensing and Protection and Renewal Services business. CIPAR added CuraFlo Spincast Services to its offerings through the acquisition of the assets of Triton Insitutech LLC in September 2006. CIPAR is organized into two divisions: CIPAR Licensing and CIPAR Rehabilitation. CIPAR Licensing licenses systems for the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; provides equipment; and exclusively sells its Raven and CuraPoxy branded coatings (manufactured by CMI) as well as other products to its Certified Applicators and Licensed Dealers. CIPAR Rehabilitation operates three “company-owned” CuraFlo dealers and CuraFlo Spincast Services which perform protection, renewal and replacement of plumbing lines in Western Canada and the United States. All of the Company’s Licensee and Rehabilitation revenues are accounted for through CIPAR.
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI represents the research and development and manufacturing arms of the former Raven subsidiary and has a sales and marketing focus on developing new markets for its AquataPoxy products. Currently, substantially all of CMI’s Coating sales are to CIPAR.

The Company’s executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse and distribution facilities located in Cleveland, Ohio, Indianapolis, Indiana, Tulsa, Oklahoma and Vancouver, Canada.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     a. Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, CIPAR, CMI and GCI. Intercompany accounts and transactions have been eliminated.
     b. Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.
For equipment, coatings, and replacement and spare part revenue, the criteria of SAB 104 are generally met upon shipment to independent distributors, certified applicators, large end users and Original Equipment Manufacturer accounts, at which time title and risks ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.
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

	2006	2005
Income available to common stockholders	$1,577,157	$1,628,179

Basic earnings per share:
Weighted-average number of common shares outstanding	3,148,986	2,784,810
Basic earnings per share	$0.50	$0.58

Diluted earnings per share:
Weighted-average number of common shares outstanding	3,148,986	2,784,810
Stock Options	91,986	87,106
Restricted Stock	27,571	7,682

Diluted weighted-average number of common shares outstanding	3,268,543	2,879,598

Diluted earnings per share	$0.48	$0.57
     d. Statements of Cash Flows
Certain noncash investing activities are described below:
During 2006 and 2005, the Company transferred $104,652 and $50,107 of inventory to property and equipment, respectively.
     e. Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash. Cash equivalents are stated at cost, which approximates market value.
     f. Allowance for Doubtful Accounts
The Company evaluates the allowance for doubtful accounts on a periodic basis and reviews any significant customers with delinquent balances to determine future collectibility. The determination includes a review of legal issues (such as bankruptcy status), past payment history, current financial information and credit reports, and Company experience. Allowances are established in the period in which the account is deemed uncollectable or when collection becomes uncertain.
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

     h. Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following at November 30:

	2006	2005
Costs incurred on uncompleted contracts	$743,480	$890,291
Estimated earnings to date	361,928	224,575

Subtotal	1,105,408	1,114,865
Less – Billings to date	(1,101,827)	(1,248,709)

Total	$3,581	$(133,844)

Included in the accompanying balance sheets under the following caption:
Costs and estimated earnings in excess of billings	$52,805	$—
Billings in excess of costs and estimated earnings	(49,224)	(133,844)

Total	$3,581	$(133,844)

Substantially all unbilled amounts are expected to be billed and collected within one year.
     i. Property, Plant and Equipment
Property, plant and equipment are carried at cost. Maintenance and repairs are expensed as incurred. Depreciation of property, plant and equipment is provided by use of the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	1-5 years
Machinery and equipment	3-10 years
Lab equipment	3-5 years
Property, plant and equipment consist of the following:

	2006	2005
Leasehold improvements	$319,501	$160,165
Machinery and equipment	3,686,776	2,137,635
Lab equipment	465,626	434,174

	4,471,903	2,731,974
Less accumulated deprecation	(2,046,920)	(1,740,244)

	$2,424,983	$991,730

Depreciation expense for the fiscal years end November 30, 2006 and 2005 was $424,867 and $231,736, respectively.
     j. Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, net of accumulated amortization of $293,800, in each of the fiscal years ended November 30, 2005 and 2006 are as follows:

		CIPAR	CIPAR
	CMI	Licensing	Rehabilitation	Total
Balance as of November 30, 2004	$420,127	$420,127	$—	$840,254
CuraFlo acquisition (Note 4)		5,822,901	1,560,758	7,383,659

Balance as of November 30, 2005	420,127	6,243,028	1,560,758	8,223,913
CuraFlo acquisition (Note 4)	—	(59,058)	(14,765)	(73,823)
Triton acquisiton	—	—	617,473	617,473

Balance as of November 30, 2006	$420,127	$6,183,970	$2,163,466	$8,767,563

In accordance with SFAS No. 142, the Company tests goodwill for impairment on an annual basis or more frequently if an event occurs or circumstances change that could more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company estimates fair value based upon the present value of future cash flows. In estimating the future cash flows, the Company takes into consideration the overall and industry economic conditions and trends, market risk of the Company and historical information. The Company has conducted annual impairment tests as of September 1, 2005 and 2006 and determined that no impairment of goodwill existed.
Intangibles
License agreements had a gross balance of $1,141,303 ($996,469 net of amortization) and $1,304,000 ($1,265,587 net of amortization) at November 30, 2006 and 2005, respectively, and are being amortized over 10 years. The Company has other intangible assets including contracting agreements, patents and trademarks which are being amortized on a straight-line basis over periods ranging primarily from 14 to 17 years. As of November 30, 2006 and 2005, the Company had gross other intangible assets of $339,360 ($128,950 net of amortization) and $311,974 ($126,912 net of amortization), respectively. Amortization expense for 2006 and 2005 was $130,606 and $83,891, respectively, and is estimated to be $128,004 in fiscal 2007 through 2011.
     k. Research and Development
The costs associated with research and development programs for new products and significant improvements, which totaled $1,164,229, and $990,224 in 2006 and 2005, respectively, are expensed as incurred.
     l. Income Taxes
The Company files a consolidated Federal income tax return with its wholly owned U.S. subsidiaries and Canadian tax returns for its Canadian subsidiaries. Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” The liability method measures the effective tax impact of future taxable income or deductions resulting from differences in the tax and financial reporting bases of assets and liabilities reflected in the consolidated balance sheets and the expected tax impact of carryforwards for tax purposes.
     m. Shipping and Handling Fees and Costs

Shipping and handling costs include payments to third parties for the delivery of products to customers, as well as internal salaries and overhead costs incurred to move and prepare finished products for shipment. Shipping and handling costs are primarily included with selling and administrative expenses in the accompanying consolidated statement of operations and totaled $86,364 and $103,915 in fiscal 2006 and 2005, respectively.
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
     p. New Accounting Standards
On December 16, 2004, the FASB finalized SFAS No. 123R “Share-Based Payment,” which will be effective for small business issuers for the fiscal years beginning after December 15, 2005 (fiscal year 2007). The new standard will require the Company to recognize share based payments, including grants of stock options, in the financial statements based upon their fair value. The Company will adopt the new standard using the modified-prospective method. The current pro forma disclosure of the impact on earnings using the Black-Scholes model is presented in the table in Note 2q.
In June 2006, the FASB issued Interpretation No 48. “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 (fiscal year 2008). The Company is currently evaluating the provisions of FIN 48.

     q. Stock-based Compensation
The Company accounts for its stock-based employee compensation plan under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25). The Company has adopted the disclosure-only provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123), as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. Had the Company elected to adopt the fair value recognition provisions of FAS 123, pro forma net income and net income per share would be as follows:

	Year Ended
	November 30
	2006	2005
Net income, as reported	$1,577,157	$1,628,179
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	79,935	92,433
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(287,010)	(142,558)

Pro forma net income	$1,370,082	$1,578,054

Earnings per share:
Basic—as reported	$0.50	$0.58

Basic—pro forma	$0.44	$0.57

Diluted—as reported	$0.48	$0.57

Diluted—pro forma	$0.42	$0.55

3. ACQUISITIONS
CURAFLO
On August 12, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of 4279 Investments Ltd., a British Columbia corporation, and its subsidiaries, CuraFlo Technologies Inc., a Canadian federal company, Curalease Ltd., a British Columbia corporation, CuraFlo Technologies (Canada) Inc., a British Columbia corporation, CuraFlo of BC Inc. (dba West Coast Pipe Restoration Ltd.), a British Columbia corporation, CuraFlo Technologies (USA) Inc., a Nevada corporation, and CuraFlo of the Silicon Valley, Inc., a California corporation (collectively “CuraFlo”). CuraFlo, formerly based in Vancouver, Canada, licenses technology for the protection and renewal of small diameter water pipes. The process is used to rehabilitate aging water pipes in apartment buildings, private homes and other commercial, industrial and residential buildings. This process is an alternative to the process of tearing out and replacing the old pipes. CuraFlo also provides equipment, epoxy (supplied by CMI) and other supplies to its licensees. In addition CuraFlo performs protection, renewal and replacement of plumbing lines in Western Canada and the United States. The integration of CuraFlo into Cohesant’s brand portfolio enables the Company to extend its infrastructure protection and renewal offerings beyond its historical municipal focus by adding CuraFlo’s industry position in the commercial and light industrial sectors and its operations in the residential sectors.
Acquisition consideration consisted of $4,104,000 in cash and 461,124 shares of non-registered common stock valued at $4,265,397 based on the closing price of Cohesant’s stock on the acquisition date. In addition, the Company incurred $519,885 of direct costs related to the acquisition, including primarily legal and accounting fees. A portion of the purchase price was deposited into an escrow account to secure customary indemnity and other obligations of the Sellers that may arise post-closing. The escrow expires on August 12, 2010. The assumed liabilities of $768,002 depicted below include a $342,136 payment made in the first quarter of fiscal 2006 to the Sellers relating to a closing date working capital adjustment required by the purchase agreement. During the first quarter of fiscal 2006, $77,250 cash and 7,500 shares were paid from the escrow to the Company to resolve outstanding claims; another 75,000 shares were released from escrow to the Sellers. At November 30, 2006, there were 149,241 shares remaining in escrow.
The following table summarizes the net assets acquired.

Current assets	$959,682
Property & equipment	227,483
Intangible assets	1,160,303
Goodwill	7,309,836

Total assets acquired	9,657,304

Liabilities assumed	(768,022)

Net assets acquired	$8,889,282

Unaudited pro forma results
The results of operations of CuraFlo have been included with those of the Company since the acquisition date. The following unaudited pro forma revenue, net income and income per share information of the Company and the acquired assets of CuraFlo assume the acquisition had occurred as of December 1, 2004:

	Twelve Months Ended November 30,
	2006	2005
Revenue	$26,543,175	$25,953,627
Net Income	1,577,157	1,981,693
Basic earnings per share	0.50	0.64
Diluted earnings per share:	0.48	0.62
The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the respective period, nor are they necessarily indicative of future operating results of the combined companies under the ownership and management of the Company.
TRITON
On September 5, 2006 the Company completed the purchase of the operations and assets of Triton Insitutech, LLC, of Orlando, Florida. The Triton SpinCast System utilizes epoxy and other polymer linings to rehabilitate aging medium and large diameter water, wastewater and other pipelines, including public and private water mains. Triton, now known as CuraFlo SpinCast Services, is reported as part of the Company’s CIPAR Rehabilitation division. The purchase price included an initial cash payment of $400,000, an unsecured $387,500 three-year promissory note bearing interest at 5.16% per annum paid in quarterly installments and an additional unsecured three-year, $387,500 promissory note, which is contingent on certain performance achievements and payable on an annual basis. In addition, the Company has incurred $30,825 of direct legal costs related to the acquisition.
The results of operations of Triton have been included with those of the Company since the acquisition date.
4. SHAREHOLDERS’ EQUITY
Dividends
The Company has a dividend policy paying shareholders on a semi-annual basis. The Board of Directors reviews the dividend policy on at least a semi-annual basis to ensure sufficient cash availability for capital expenditures and potential acquisitions. The following table depicts the dates and payments made in fiscal 2006 and 2005.

		Per Share
Record Date	Payment Date	Amount
November 17, 2006	November 30, 2006	$0.14
May 22, 2006	June 5, 2006	0.14
November 18, 2005	November 30, 2005	0.135
May 18, 2005	May 27, 2005	0.135
Capital Stock
On June 20, 2006, the Company announced that its Board of Directors approved a share repurchase program of up to 100,000 of its issued and outstanding shares of common stock. In September 2006, the Company repurchased and retired 10,000 shares of common at a cost of $88,300.
On December 13, 2004, the Board of Directors approved the grant of 7,850 shares of Common Stock, with an aggregate value of $94,200 to an aggregate of 12 key employees, including three executive officers. The grants were based on fiscal 2004 performance; therefore the entire cost of these awards was expensed in the fiscal 2004 period. The issuance was exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Restricted Stock
On November 5, 2001, the Company’s Board of Directors approved the sale of 99,999 shares of unregistered restricted stock to six executive and other officers of the Company and its subsidiaries at a price of $2.56 per share. The Company received recourse promissory notes (Notes) from each of the purchasers for the shares. The Notes had a term of 4 years and bear interest. These Notes amounting to $301,956 including interest were paid off in their entirety in fiscal 2005 with the exception of one with a non-executive officer, which had an outstanding balance of $40,262 at November 30, 2005, and was paid in March 2006. Non cash compensation expense was recognized over the restriction period as the restrictions lapsed in accordance with APB Opinion No. 25 “Accounting for Stock Issued to Employees.”
On March 16, 2004, the Board of Directors approved the grant of 36,200 shares of Common Stock, with an aggregate value of $229,870 to an aggregate of 13 key employees, including four executive officers. The grants were restricted stock awards that vest incrementally through November 30, 2007, assuming the employees remain employed by the Company or its subsidiaries. The value of the grant is being recognized as non cash compensation expense over the vesting period.
On June 10, 2004, the Board of Directors approved the grant of 30,000 shares of Common Stock, with an aggregate value of $225,000 to 15 employees, including three executive officers. The grants were restricted stock awards that vested on November 30, 2006, as a result of the Company meeting specific performance measures. The value of the grant was recognized as non cash compensation expense over the vesting period.
On October 1, 2004, the Board of Directors approved the grant of 3,500 shares of Common Stock, with an aggregate value of $33,390 to a new employee. The grant was a restricted stock award that vested on November 30, 2006, as a result of the Company meeting specific performance measures. The value of the grant was recognized as non cash compensation expense over the vesting period.
On March 22, 2005, the Board of Directors approved the grant of 1,350 shares of Common Stock, with an aggregate value of $9,936, to a new employee. The grant was a restricted award that vested on March 31, 2006, as a result of the Company meeting specific performance measures. The value of the grant was recognized as non cash compensation expense over the vesting period.
In fiscal 2006 and 2005 the Company recognized $128,928 and $149,087 of non cash compensation expense, respectively.
5. REVOLVING LINE OF CREDIT
On April 26, 2006, the Company renewed, through May 1, 2007, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of November 30, 2006, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
6. LONG-TERM INCENTIVE PLAN
On March 17, 2005, the Board of Directors adopted, and the stockholders subsequently ratified, the “Cohesant Technologies Inc. 2005 Long-Term Incentive Plan (the “Plan”). The Plan which is intended as an incentive to further the growth and profitability of the Company and to encourage stock ownership on the part of (a) employees of the Company and its Affiliates, (b) consultants and advisers who provide significant services to the Company and its Affiliates, and (c) directors of the Company who are not employees of the Company. The Plan includes stock options, stock appreciation rights and restricted stock. The Plan authorizes the issuance of 425,000 shares (which included 137,500 shares previously authorized by stockholders under the 1994 Employee Stock Option Plan, plus 162,500 additional shares) of which 125,000 shares are subject to stockholder’s approval at the 2007 Annual Stockholder Meeting. There were 67,266 and 298,650 shares available for issuance at November 30, 2006 and 2005, respectively.
Stock Options
The exercise price of any options granted under the plan shall be 100% of the fair market value of the common stock as of the date of grant (or 110% of the fair market value of the common stock if the grant is an “incentive stock option,” as defined by the Internal Revenue Code, to an employee who owns more than 10% of the Company’s outstanding common stock). Options must be exercised within five to seven years of the date of grant. However, certain options may be exercised immediately.
On December 19, 2005 the Company granted 149,800 options to its employees at an exercise price of $7.50 with various vesting periods from immediate to four years and a term of five years.
On March 23, 2006 the Company granted 85,000 options to its outside directors at an exercise price of $10.02, which have a vesting period of three years and a term of five years.
Using the Black-Scholes option valuation model, the weighted average estimated fair value of options granted during fiscal 2006 was $3.01 per option. Principal assumptions used in applying the Black-Scholes model were as follows:

2006
Risk-free interest rate	4.5%
Expected term	4.5
Expected dividend yield	3.3%
Expected volatility	49.4%
Stock option activity under the Plan is as follows:

	Number of	Weighted-Average
Options	Shares	Exercise Price
November 30, 2004	237,850	$3.52

Exercised	(27,175)	$3.37
Canceled	(1,500)	$3.97

November 30, 2005	209,175	$3.54

Granted	234,800	$8.41
Exercised	(135,675)	$3.22
Canceled	(1,916)	$7.50

November 30, 2006	306,384	$7.39

	At November 30, 2006
	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

4.12	73,500	1.1	4.12	52,625	4.12
7.50	147,884	4.1	7.50	72,542	7.50
10.02	85,000	4.3	10.02	0	10.02

$4.12-$10.02	306,384	3.4	$7.39	125,167	$6.08

	At November 30, 2005
	Options Outstanding			Options Exercisable
	Number of	Remaining		Number of
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

3.20	132,675	0.9	3.20	132,675	3.20
4.12	76,500	2.1	4.12	34,750	4.12

$3.20-$4.12	209,175	1.3	$3.54	167,425	$3.39

On December 26, 2006, the Company granted 97,500 options to its employees at an exercise price of $8.80 with various vesting periods from three to four years and a term of seven years.
On January 16, 2007, the Company granted 17,500 options to its employees at an exercise price of $8.65 with various vesting based on certain performance measures over a period of three years and a term of seven years.
A portion of the foregoing options are subject to the stockholders approving the increase in authorized shares under the 2005 Long-Term incentive Plan at their 2007 Annual Meeting.
7. RETIREMENT PLANS
The Company has a defined contribution profit sharing and savings plan for all United States employees meeting minimum eligibility requirements. It is the Company’s policy to contribute up to 3% of total wages for each employee who makes certain minimum contributions. The amounts contributed and expensed by the Company during 2006 and 2005 were $131,781 and $112,328, respectively.
8. INCOME TAXES
The provision for income taxes consists of the following at November 30:

	2006	2005
CURRENT
U.S. Federal	$408,398	$714,357
State	97,203	161,661
Canadian	257,888	13,930

Total current	763,489	889,948

Deferred	204,890	8,700

INCOME TAX PROVISION	$968,379	$898,648

A reconciliation of the statutory U.S. Federal income tax rate to the Company’s effective income tax rate is as follows:

	2006	2005
Federal statutory rate	34.0%	34.0%
State taxes, net of federal benefit	3.3	4.0
Foreign sales corporation or equivalent	(0.9)	(1.6)
Other	1.6	(0.8)

Effective tax rate	38.0%	35.6%

Temporary differences which give rise to the net deferred tax (liability) asset at November 30 are as follows:

	2006	2005
Deferred tax assets:
Financial reporting reserves not yet deductible	$372,327	$240,200

Deferred tax liabilities:
Goodwill	(391,459)	(179,300)
Property, plant and equipment	(133,125)	(64,400)
Prepaids	(53,561)	—
Other	(2,572)	—

	(580,717)	(243,700)

NET DEFERRED TAX LIABILITY	$(208,390)	$(3,500)

9. RELATED PARTY TRANSACTIONS
The Company paid fees of $43,334 and $50,000 in fiscal years 2006 and 2005, respectively to Drummond Road Capital (“Drummond”), an entity controlled by it chief executive officer Morris Wheeler, for the provision of office space for personnel and other management support. The agreement was terminated on May 31, 2006.
The Company had a Financial Advisory Agreement with Clarion Management Ltd. (“Clarion”), an entity controlled by Morton A. Cohen, a Company Director. Under the agreement Clarion provided management support and performed additional specific projects in exchange for a quarterly fee of $13,000. Clarion received $52,000 in fiscal year 2005. The agreement terminated at 2005 fiscal year-end.
10. SEGMENT INFORMATION
Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has reportable segments of CIPAR Licensing, CIPAR Rehabilitation, CMI and GCI as a result of the reconfiguration of its business on December 1, 2005. The Company has restated the 2005 segment information below to conform to the 2006 presentation. CIPAR Licensing is a licensor of its technology and sells epoxy coatings, supplied by CMI, and equipment used to apply its technology to its Certified Applicators and Licensed Dealers. CIPAR’s licensee revenue includes license fees, royalty revenues, equipment rental as well as other value added services. CIPAR Rehabilitation uses CIPAR Licensing’s technology to perform protection, renewal and replacement of plumbing lines (“Rehabilitation” revenue). CMI sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI’s sales and marketing focus is on developing new markets for its AquataPoxy products, although substantially all of its sales currently are internal sales to the CIPAR Licensing segment. GCI sells metering, mixing and dispense equipment and spare parts and supplies primarily through a network of independent distributors.
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

	CIPAR	CIPAR
	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
2006
External customers	$7,112,389	$4,255,588	$302,514	$14,872,684	$—	$—	$26,543,175
Intersegment sales	55,504	—	3,390,286	—	—	(3,445,790)	—

Total net sales	7,167,893	$4,255,588	$3,692,800	$14,872,684	$—	$(3,445,790)	$26,543,175

Net Sales:
2005
External customers	6,817,107	1,114,865	524,447	13,741,283	—	—	22,197,702
Intersegment sales	32,528	—	3,547,918	—	—	(3,580,446)	—

Total net sales	6,849,635	1,114,865	4,072,365	13,741,283	—	(3,580,446)	22,197,702

	CIPAR	CIPAR
	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Depreciation and amortization:
2006	118,946	89,686	35,335	301,073	10,433		555,473
2005	50,657	54,487	22,374	182,207	5,902		315,627

Net income (loss):
2006	343,118	240,625	422,582	1,679,770	(1,108,938)		1,577,157
2005	522,894	49,706	521,322	1,537,663	(1,003,406)		1,628,179

Identifiable assets:
2006	9,444,075	3,529,137	987,516	7,003,427	2,004,495		22,968,650
2005	9,268,041	2,560,280	858,827	6,086,128	2,270,731		21,044,007

Capital expenditures:
2006	21,198	58,417	132,545	517,678	826,268		1,556,106
2005	2,960	30,143	7,802	392,219	1,840		434,964
The following table presents percentage of total revenues by region.

Region	2006	2005
United States	59%	66%
Canada	19	10
Asia/Pacific Rim	9	10
Europe	8	10
Other	5	4

Total	100%	100%
The Company offers products primarily in four general categories of equipment and parts, coatings, licensee and rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	2006		2005

Equipment and Parts	$15,854,495	59.7%	$14,528,485	65.4%
Coatings	6,156,953	23.2	6,470,706	29.2
Licensee	276,139	1.1	83,646	0.4
Rehabilitation	4,255,588	16.0	1,114,865	5.0

Total	$26,543,175	100%	$22,197,702	100%

11. COMMITMENTS
The Company leases office and manufacturing space and equipment under operating leases. Future minimum lease payments required under these lease commitments as of November 30, 2006 are as follows:

Fiscal Year	Amount
2007	456,201
2008	470,004
2009	294,347
2010	222,431
2011	152,502
Thereafter	78,263
Rent expense totaled $376,439 and $309,885 for the years ended November 30, 2006 and 2005, respectively.
12. CONTINGENCIES
From time to time, the Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
13. UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

	Fiscal Quarter				Fiscal
	First	Second	Third	Fourth	Year
2006:
Net Sales	$6,465,597	$6,792,400	$6,370,753	$6,914,425	$26,543,175
Gross Profit	2,913,715	3,081,861	3,008,435	3,197,114	12,201,125
Net Income	379,672	502,254	378,973	316,258	1,577,157
Earnings Per Share Diluted	0.12	0.15	0.12	0.10	0.48

2005:
Net Sales	$4,260,799	$5,702,957	$5,620,990	$6,612,956	$22,197,702
Gross Profit	2,025,844	2,601,952	2,716,952	3,049,959	10,394,707
Net Income	237,635	406,986	451,244	532,314	1,628,179
Earnings Per Share Diluted	0.09	0.15	0.16	0.17	0.57

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 23, 2007

COHESANT TECHNOLOGIES INC.

BY:	/s/ Morris H. Wheeler

Morris H. Wheeler
President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Morton A. Cohen Morton A. Cohen	Chairman of the Board of Directors	February 23, 2007

/s/ Morris H. Wheeler Morris H. Wheeler	President and Chief Executive Officer (Principal Executive Officer) and Director	February 23, 2007

/s/ Michael L. Boeckman Michael L. Boeckman	Director	February 23, 2007

/s/ Dwight D. Goodman Dwight D. Goodman	Director	February 23, 2007

/s/ Richard L. Immerman Richard L. Immerman	Director	February 23, 2007

/s/ Terrence R. Ozan Terrence R. Ozan	Director	February 23, 2007

/s/ Robert W. Pawlak Robert W. Pawlak	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2007