Form 10QSB
period 2007-02-28
COHESANT TECHNOLOGIES INC
filed 2007-04-12
CIK 928420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2007
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 11, 2007, the Company has 3,287,331 shares of Common Stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (check one) YES ☐ NO ☑

COHESANT TECHNOLOGIES INC.
INDEX

PART I
ITEM 1. FINANCIAL INFORMATION
COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2007	November 30, 2006
	(Unaudited)
ASSETS:
Cash and cash equivalents	$264,859	$1,318,607
Accounts receivable, net of allowance for doubtful accounts of $286,423 and $282,415, respectively	4,675,006	4,517,316
Note receivable	151,710	—
Inventories, net of allowance for obsolete and slow-moving inventory of $288,750 and $285,000, respectively	4,396,485	3,944,818
Costs in excess of billings and estimated earnings	—	52,805
Prepaid expenses and other	439,894	490,408
Deferred tax assets	349,417	318,766

Total Current Assets	10,277,371	10,642,720

Property and equipment, net	2,738,628	2,424,983
License agreements, patents and other intangibles, net	1,098,148	1,125,419
Goodwill	8,767,563	8,767,563
Other noncurrent assets	8,051	7,965

Total Assets	$22,889,761	$22,968,650

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$2,760,857	$2,073,649
Current portion of long-term note payable	124,185	122,604
Accrued salaries, benefits and commissions	342,072	877,224
Accrued income taxes	238,453	402,165
Billings in excess of costs and estimated earnings	74,539	49,224
Customer deposits	57,532	204,128
Other current liabilities	360,803	331,627

Total Current Liabilities	3,958,441	4,060,621

Long-term note payable, net of current portion	233,251	264,896
Deferred tax liabilities	527,156	527,156

Total Liabilities	4,718,848	4,852,673

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 3,280,312 and 3,274,905 shares issued and outstanding, respectively)	3,280	3,275
Additional paid-in capital	12,129,378	12,008,087
Accumulated other comprehensive income	11,083	24,302
Retained earnings	6,027,172	6,080,313

Total Shareholders’ Equity	18,170,913	18,115,977

Total Liabilities and Shareholders’ Equity	$22,889,761	$22,968,650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 28, 2007	February 28, 2006
NET SALES	$6,182,329	$6,465,597
COST OF SALES	3,599,866	3,551,882

Gross profit	2,582,463	2,913,715

RESEARCH AND DEVELOPMENT EXPENSES	326,867	272,621
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,340,196	2,036,886

TOTAL OPERATING EXPENSES	2,667,063	2,309,507

Income (loss) from operations	(84,600)	604,208

OTHER INCOME (EXPENSE):
Interest income	316	6,413
Interest expense	(4,611)	—
Other income, net	3,177	1,755

INCOME (LOSS) BEFORE TAXES	(85,718)	612,376

INCOME TAX (PROVISION) BENEFIT	32,577	(232,704)

NET INCOME (LOSS)	$(53,141)	$379,672

EARNINGS (LOSS) PER COMMON SHARE BASIC & DILUTED (Note 3)	$(0.02)	$0.12

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,276,213	3,123,263

DILUTED	3,276,213	3,235,496

COMPREHENSIVE INCOME
Net Income (loss)	$(53,141)	$379,672
Foreign currency translation adjustment	(13,219)	9,716

NET COMPREHENSIVE INCOME (LOSS)	$(66,360)	$389,388

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 28, 2007	February 28, 2006
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$(53,141)	$379,672
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	192,295	115,958
Stock-based compensation	93,638	33,612
Deferred tax provision	(30,651)	—
Provision for doubtful accounts	4,008	15,535
Net change in assets and liabilities-
Accounts receivable	(161,698)	(416,680)
Note receivable	(151,710)	—
Inventories	(453,239)	(431,147)
Costs in excess of billings and estimated earnings	52,805	—
Prepaid expenses and other	50,514	(47,743)
Accounts payable	687,208	331,428
Billings in excess of costs and estimated earnings	25,315	(20,020)
Other current liabilities	(816,284)	(551,549)
Other noncurrent assets	(9,905)	5,770

Net cash used in operating activities	(570,845)	(585,164)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark additions	(4,374)	(729)
Property and equipment additions	(476,123)	(206,122)
Payment on Triton acquisition note payable	(30,064)	—
Payment to former owners of acquired CuraFlo business	—	(342,136)
Return of cash paid for acquisition of CuraFlo	—	77,250

Net cash used in investing activities	(510,561)	(471,737)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note receivable for restricted stock	—	32,833
Borrowings under revolving credit facility	33,104	—
Payments under revolving credit facility	(33,104)	—
Proceeds from exercise of stock options	27,658	5,577

Net cash provided by financing activities	27,658	38,410

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,053,748)	(1,018,491)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,318,607	2,238,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$264,859	$1,219,790

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Background
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment; and the design, development, manufacture and sale of specialty coatings. The Company conducts operations under its wholly owned subsidiaries – CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories – Equipment and Parts, Coatings, Franchisee and Licensee, and Protection and Renewal Services (Rehabilitation).
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
CIPAR is organized into two divisions: CIPAR Franchising and Licensing and CIPAR Rehabilitation. CIPAR Franchising and Licensing (i) franchises and licenses systems for the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; (ii) exclusively sells its Raven and CuraPoxy branded coatings (manufactured by CMI) as well as other products to its Certified Applicators, Franchisees and Licensed Dealers and (iii) sells equipment to its Certified Applicators, Franchisees and Licensed Dealers used for the application of its Raven and CuraPoxy coatings. CIPAR Rehabilitation operates (i) three “company-owned” CuraFlo franchises and (ii) CuraFlo Spincast Services which perform protection, renewal and replacement of plumbing lines in Western Canada and the United States. All of the Company’s Franchisee and Licensee Fees and Rehabilitation revenues are accounted for through CIPAR.
CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. Currently, substantially all of CMI’s Coating sales are to CIPAR.
The Company’s executive offices are located in Indianapolis, Indiana with its principal manufacturing, warehouse and distribution facilities located in Cleveland, Ohio; Indianapolis, Indiana; Tulsa, Oklahoma; and Vancouver, Canada.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
These interim financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the November 30, 2006 Annual Report to Shareholders on Form 10-KSB.
The consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, CIPAR, CMI, and GCI. Intercompany accounts and transactions have been eliminated.
Note 3 — Earnings (Loss) per Share
Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share”, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.
Restricted stock grants are not considered issued and outstanding until vested, but are considered in diluted earnings (loss) per share. Diluted earnings (loss) per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings (loss) per share, stock options and restricted stock were considered in the calculation if their effect was dilutive. The following is a reconciliation of the numerators and denominators used in computing earnings (loss) per share:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended February 28,
	2007	2006
Income (loss) available to common stockholders	$(53,141)	$379,672

Basic earnings (loss) per share:
Weighted-average number of common shares outstanding	3,276,213	3,123,263
Basic earnings (loss) per share	$(0.02)	$0.12

Diluted earnings (loss) per share:
Weighted-average number of common shares outstanding	3,276,213	3,123,263
Stock Options	—	89,283
Restricted Stock	—	22,950

Diluted weighted-average number of common shares outstanding	3,276,213	3,235,496

Diluted (loss) earnings per share	$(0.02)	$0.12
The diluted weighted-average number of common shares outstanding exclude the anti-dilutive effects of stock options and restricted stock totaling 33,567 shares for the three months ended February 28, 2007.
Note 4 — Accounting for Stock-Based Compensation
Description of the Plan
In March 2005, the Board of Directors adopted, and the stockholders subsequently ratified, the “Cohesant Technologies Inc. 2005 Long-Term Incentive Plan (the “Plan”). The Plan which is intended as an incentive to further the growth and profitability of the Company and to encourage stock ownership on the part of (a) employees of the Company and its Affiliates, (b) consultants and advisers who provide significant services to the Company and its Affiliates, and (c) directors of the Company who are not employees of the Company. The Plan includes stock options, stock appreciation rights and restricted stock. The Plan authorizes the issuance of 425,000 shares, of which 125,000 shares are subject to stockholder’s approval at the 2007 Annual Stockholder Meeting.
Adoption of FASB Statement No. 123(R), “Share-Based Payment”
The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment on December 1, 2006 (SFAS No. 123R). SFAS No. 123R, which revised SFAS No. 123, Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized in the financial statements based upon their fair value. The Company had previously followed APB No. 25, in accounting for its stock options and accordingly, no compensation cost had been previously expensed.
The Company has adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the condensed consolidated financial statements in fiscal 2007 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company will value new awards granted subsequent to the adoption of SFAS No. 123R using the Black-Scholes valuation model. The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $466,425 at February 28, 2007, for which the expense will be recognized through 2011.
As a result of adopting SFAS No. 123R on December 1, 2006, the Company has incurred additional stock-based compensation expense of $80,660 ($50,009 after tax and approximately $0.02 per basic and diluted earnings per share) for the quarter ended February 28, 2007.
SFAS No. 123R, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized in the three month period ending February 28, 2006:

Three Months
Ended
February 28, 2006
Net income, as reported	$379,672
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20,839
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(93,919)

Pro forma net income	$306,592

Earnings per share:
Basic—as reported	$0.12

Basic—pro forma	$0.10

Diluted—as reported	$0.12

Diluted—pro forma	$0.09

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock Option Grants
On December 26, 2006, the Company granted 97,500 options to its employees at an exercise price of $8.80 with various vesting periods from three to four years and a term of seven years.
On January 16, 2007, the Company granted 17,500 options to its employees at an exercise price of $8.65 with vesting based on the achievement of certain performance measures over a period of three years. These options have a term of seven years. Based on current estimates, the Company believes that 100% of the shares granted will ultimately vest.
A portion of the foregoing options are subject to the stockholders approving a 125,000 increase in authorized shares under the 2005 Long-Term incentive Plan at their 2007 Annual Meeting.
Using the Black-Scholes option valuation model, the weighted average estimated fair value of options granted during the first quarter of fiscal 2007 and 2006 was $3.30 and $2.60 per option, respectively. Expected volatility is based on the Company’s historical experience. Principal assumptions used in applying the Black-Scholes valuation model were as follows:

	2007	2006
Risk-free interest rate	4.6%	4.4%
Expected term — years	6.5	4.5
Expected dividend yield	3.2%	3.6%
Expected volatility	45.8%	49.5%
Stock option activity under the Plan is as follows:

		Weighted-	Weighted-
	Number	Average	Average
	of	Exercise	Remaining	Aggregate
Options	Options	Price	Contractual Life	Intrinsic Value
Options outstanding at November 30, 2006	306,384	$7.39

Granted	115,000	$8.78
Exercised	(4,251)	$6.51
Forfeited	(1,208)	$7.50

Options outstanding at February 28, 2007	415,925	$7.78	4.2	$577,171

Options exercisable at February 28, 2007	140,456	$5.76	2.3	$447,866

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5 — Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following:

	February 28,	November 30,
	2007	2006
Costs incurred on uncompleted contracts	$693,920	$743,480
Estimated earnings to date	284,527	361,928

Subtotal	978,447	1,105,408
Less – Billings to date	(1,052,986)	(1,101,827)

Total	$(74,539)	$3,581

Included in the accompanying balance sheets under the following caption:
Costs and estimated earnings in excess of billings	$—	$52,805
Billings in excess of costs and estimated earnings	(74,539)	(49,224)

Total	$(74,539)	$3,581

Substantially all unbilled amounts were generated by the Company’s CIPAR Rehabilitation segment and are expected to be billed and collected within one year.
Note 6 — Revolving Line of Credit
On April 26, 2006, the Company renewed, through May 1, 2007, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility or obtaining an equivalent facility from another lender. As of February 28, 2007, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
Note 7 — Segment Information
Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has reportable segments of CIPAR Franchising and Licensing , CIPAR Rehabilitation, CMI and GCI as a result of the reconfiguration of its business. The Company has restated the 2006 segment information to conform to the 2007 presentation. CIPAR Franchising and Licensing is a franchisor and licensor of its technology and sells epoxy coatings, supplied by CMI, and equipment used to apply its technology to its Certified Applicators, Franchisees and Licensed Dealers. CIPAR’s franchisee and licensee revenue includes franchise and license fees, royalty revenues, equipment rental as well as other value added services. CIPAR Rehabilitation performs protection, renewal and replacement of plumbing lines (“Rehabilitation” revenue). CMI sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI’s sales and marketing focus is on developing new markets for its AquataPoxy products, although substantially all of its sales

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
currently are internal sales to the CIPAR Franchising & Licensing segment. GCI sells metering, mixing and dispense equipment and spare parts and supplies primarily through a network of independent distributors.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on net income (loss). The Company has not allocated certain corporate related administrative costs to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

	CIPAR
	Franchising
Three Months Ended	and	CIPAR
February 28, 2007	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,511,258	$777,627	$57,210	$3,836,234	$—	$—	$6,182,329
Intersegment sales	17,497	—	648,639	—	—	(666,136)	—

Total net sales	$1,528,755	$777,627	$705,849	$3,836,234	$—	$(666,136)	$6,182,329

Depreciation and amortization:	38,022	28,989	10,878	59,947	54,459		192,295
Net income (loss):	(78,465)	(103,687)	80,757	337,135	(288,881)		(53,141)
Identifiable assets:	9,416,307	3,432,903	1,069,002	7,143,576	1,827,973		22,889,761
Capital expenditures:	200,688	114,274	3,738	51,414	106,009		476,123

	CIPAR
	Franchising
Three Months Ended	and	CIPAR
February 28, 2006	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,855,122	$1,388,654	$62,598	$3,159,223	$—	$—	$6,465,597
Intersegment sales	60,183	—	853,333	—	—	(913,516)	—

Total net sales	$1,915,305	$1,388,654	$915,931	$3,159,223	$—	$(913,516)	$6,465,597

Depreciation and amortization:	34,762	23,897	6,753	49,744	802		115,958
Net income (loss):	123,492	107,580	110,032	307,782	(269,214)		379,672
Identifiable assets:	8,760,788	2,791,601	1,123,455	6,772,628	1,402,154		20,850,626
Capital expenditures:	—	7,281	21,391	177,450	—		206,122

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company offers products primarily in four general categories of Equipment and Parts, Coatings, Franchisee and Licensee and Rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	Three Months Ended February 28,
	2007		2006
Equipment and Parts	$4,166,034	67.4%	$3,540,153	54.7%
Coatings	1,207,646	19.5	1,493,179	23.1
Franchisee and Licensee	31,021	0.5	43,611	0.7
Rehabilitation	777,628	12.6	1,388,654	21.5

Total	$6,182,329	100%	$6,465,597	100%
The following table presents percentage of total revenues by region.

	Three Months Ended February 28,
Region	2007	2006
United States	53	57
Canada	18	20
Asia/Pacific Rim	13	9
Europe	11	9
Other	5	5

Total	100%	100%
Note 8 — Contingencies
From time to time the Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note 9 – New Accounting Standards
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

COHESANT TECHNOLOGIES INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
Results of Operations
Three months ended February 28, 2007 as compared to the same period in the prior year.
The Company’s GlasCraft subsidiary had revenues of $3,836,234, a $677,011, or 21.4% increase over the same period last year. The increase was largely attributable to sales of the newly introduced Guardian product line for foam and coatings applications. GlasCraft also had revenue increases in all of its product categories, except for replacement parts for foam and coatings systems. Equipment and Parts sales in the United States increased 10.9% while international Equipment and Parts sales increased 31.0%. The increase in international sales was reflective in most geographic areas. Net Income was up by $29,353 or 9.5% from last year quarterly income to $337,135.
Revenues at CIPAR’s Rehabilitation Services division were $777,627, a decrease of $611,027 or 44%. The revenue shortfall was caused primarily by a downturn in the market for pipe replacement services in Western Canada, resulting in a 45% decrease in pipe replacement revenues. This decline was exacerbated by a decline in pipe lining revenues in the Pacific Northwest region. The decline in the pipe replacement market and in the Pacific Northwest was partially offset by a 131% increase in pipe lining services in Western Canada. For 2007, Rehabilitation Services is implementing a strategic shift of marketing emphasis to focus on its core business of pipe lining services.
The decline in revenues at Rehabilitation Services division and an increase in overhead costs related to the opening, in mid-January of the Company’s residential CuraFlo operations in Cleveland, Ohio and from CuraFlo Spincast Services which was formed with the assets of Triton Insitutech purchased in September 2006, resulted in a loss at the Rehabilitation Services division of ($103,687) for the quarter. CuraFlo Midwest and CuraFlo Spincast are expected to begin contributing material revenues to offset this increased overhead in the second half of 2007.
Revenues at the CIPAR’s Franchising and Licensing division were $1,511,258, a decrease of $343,864 or 18.5% from the same period last year. Accordingly, Franchising and Licensing experienced a net loss of ($78,465). The revenue decline was primarily due to continued weakness at the Company’s Raven division. The delay of the launch of the CuraFlo Commercial franchise offering until the second quarter of fiscal 2007 contributed to the loss.
External Coatings sales at CMI were $57,210 compared to $62,598 for the comparable period in the prior year.
Consolidated net sales for the three months ended February 28, 2007 were $6,182,329 compared to $6,465,597 for the same period of the prior year, a decrease of $283,268 or 4.4%. Rehabilitation revenue decreased $611,026, or 44.0%, Coatings sales decreased $285,533, or 19.1%, Franchisee and Licensee revenue decreased $12,590, or 28.9%, while Equipment and Parts sales

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
increased $625,881, or 17.7%. A net loss in the current period of ($53,141) compares to net income of $379,672 last year.
The Company’s gross margin decreased to $2,582,463, or 41.8% of net sales, in the 2007 period from $2,913,715, or 45.1% of net sales, in the 2006 period. The margin percentage decrease was primarily due to lower margins on the dispensing systems sold by GCI. This decrease was partially offset by improved margins on Rehabilitation Services projects.
Operating expenses for the three months ended February 28, 2007 were $2,667,063 compared to $2,309,507 for the same period of the prior year, an increase of $357,556, or 15.5%. This increase was primarily due to increased sales and marketing and administrative costs at CIPAR resulting from the launch of CuraFlo Franchising, CuraFlo Midwest, and CuraFlo Spincast Services. The Company will add personnel and other overhead expenses relating to these three new businesses throughout the year. The Company believes that this investment in its future is both prudent and necessary to support and grow these important new businesses. None of the aforementioned divisions had significant revenue in the quarter and they are not expected to begin contributing material revenues to offset their increased overhead until the second half of fiscal 2007. All of the foregoing divisions are expected to be fully operational in fiscal 2008.
Other income (expense) was ($1,118) compared to $8,168 in the 2006 period. This decrease was primarily attributable to decreased interest earned on lower cash balances and increased interest expense.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its cash reserves and borrowing availability under the revolving line of credit. At February 28, 2007 the Company has cash and cash equivalents of $264,859, net working capital of $6,318,930 and its entire $3,500,000 revolving line of credit available.
In the first three months of fiscal 2007 cash used in operations was $570,845 compared to $585,164 in the comparable period last year. Cash is typically used in operations in the first quarter due to prior year’s year-end bonuses being paid. Cash used in investing activities increased to $510,561 in the current period from $471,737 in the period ended February 28, 2006. The Company purchased $476,123 of capital equipment in the current quarter (principally equipment, furnishing and leasehold improvements for its new Cleveland facility). Cash provided by financing activities was $27,658 in the current period compared to $38,410 in the prior year period.
The Company’s $3,500,000 unsecured revolving line of credit facility expires May 1, 2007. This facility accrues interest at the bank’s prime lending rate. Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. The Company does not foresee any problems renewing this facility during the second quarter or

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
obtaining an equivalent facility from another lender. As of February 28, 2007, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
The Company does not have any other significant commitments or guarantees, except for rental commitments.
The Company believes that its cash flow from operating activities, existing cash resources and working capital coupled with its bank line will be adequate to meet its capital and dividend needs for the foreseeable future.
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
Franchisee and Licensee revenues are recognized when all material services or conditions relating to the sale have been substantially performed and collectibility is assured. The Company defers revenue for franchise and license fees for which it is obligated to provide training and other services to its Franchisees and Licensed Dealers.
Accounts receivable. The Company evaluates the allowance for doubtful accounts on a periodic basis and reviews any significant customers with delinquent balances to determine future collectibility. The determination includes a review of legal issues (such as bankruptcy status), past payment history, current financial information and credit reports, and Company experience. Allowances are established in the period in which the account is deemed uncollectible or collection becomes uncertain.
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
Based on a critical assessment of its accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that the Company’s consolidated financial statements provide a meaningful and fair perspective of the Company. This is not to suggest that other risk factors such as changes in economic conditions and changes in material costs could not adversely impact the Company’s consolidated financial position, results of operations and cash flows in future periods.
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural component dispensing systems, a reduction in growth of markets for the Company’s epoxy coating systems, customer resistance to Company price increases, the Company’s ability

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
to expand its rehabilitation operations, and the successful launch of its CuraFlo Franchise, CuraFlo Midwest and CuraFlo Spincast Services operations.
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

An 8-K was filed on December 22, 2006 to report earnings for the quarter and twelve months ended November 30, 2006 (Items 2.02 and 9.01).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
          Dated: April 12, 2007

COHESANT TECHNOLOGIES INC.
BY:	/s/ Morris H. Wheeler
Morris H. Wheeler
President & Chief Executive Officer

BY:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer