Form 10KSB/A
period 2006-11-30
COHESANT TECHNOLOGIES INC
filed 2007-06-29
CIK 928420

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
Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 Par Value, registered on the Nasdaq Capital Market.
Securities registered pursuant to Section 12(g) of the Exchange Act: None
     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $26,543,175
     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of June 15, 2007. $11,861,151
     As of June 28, 2007 the issuer had 3,298,082 shares of Common Stock, $.001 par value, outstanding.

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
Dated:     June 28, 2007

COHESANT TECHNOLOGIES INC.
By:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer

2