Form 10QSB
period 2007-05-31
COHESANT TECHNOLOGIES INC
filed 2007-06-29
CIK 928420

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2007
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐       NO ☑
As of June 28, 2007, the Company has 3,298,082 shares of Common Stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (check one) YES ☐      NO ☑

COHESANT TECHNOLOGIES INC.

PART I
ITEM 1. FINANCIAL INFORMATION
COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2007	November 30, 2006
	(Unaudited)
ASSETS:
Cash and cash equivalents	$630,921	$1,318,607
Accounts receivable, net of allowance for doubtful accounts of $290,949 and $282,415, respectively	5,534,341	4,517,316
Note receivable	150,184	—
Inventories, net of allowance for obsolete and slow-moving inventory of $292,500 and $285,000, respectively	4,450,725	3,944,818
Costs in excess of billings and estimated earnings	9,465	52,805
Prepaid expenses and other	313,706	490,408
Deferred tax assets	308,978	318,766

Total Current Assets	11,398,320	10,642,720

Property and equipment, net	2,796,689	2,424,983
License agreements, patents and other intangibles, net	1,085,122	1,125,419
Goodwill	8,767,563	8,767,563
Other noncurrent assets	7,965	7,965

Total Assets	$24,055,659	$22,968,650

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$2,652,341	$2,073,649
Revolving credit facility	800,599	—
Current portion of long-term note payable	125,788	122,604
Accrued salaries, benefits and commissions	713,996	877,224
Accrued income taxes	39,830	402,165
Billings in excess of costs and estimated earnings	67,472	49,224
Customer deposits	4,400	204,128
Dividends payable	461,731	—
Other current liabilities	340,970	331,627

Total Current Liabilities	5,207,127	4,060,621

Long-term note payable, net of current portion	201,196	264,896
Deferred tax liabilities	664,012	527,156

Total Liabilities	6,072,335	4,852,673

Commitments and Contingencies (Note 8)

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 3,292,219 and 3,274,905 shares issued and outstanding, respectively)	3,292	3,275
Additional paid-in capital	12,282,278	12,008,087
Accumulated other comprehensive income	54,478	24,302
Retained earnings	5,643,276	6,080,313

Total Shareholders’ Equity	17,983,324	18,115,977

Total Liabilities and Shareholders’ Equity	$24,055,659	$22,968,650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	May 31, 2007	May 31, 2006

NET SALES	$7,362,900	$6,792,400
COST OF SALES	4,197,021	3,710,539

Gross profit	3,165,879	3,081,861

RESEARCH AND DEVELOPMENT EXPENSES	341,123	278,325
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,689,108	2,004,101

TOTAL OPERATING EXPENSES	3,030,231	2,282,426
Income from operations	135,648	799,435

OTHER INCOME (EXPENSE):
Interest income	226	5,356
Interest expense	(13,295)	—
Other income, net	2,968	5,422

INCOME BEFORE TAXES	125,547	810,213

INCOME TAX PROVISION	(47,712)	(307,959)

NET INCOME	$77,835	$502,254

EARNINGS PER COMMON SHARE:
BASIC	$0.02	$0.16

DILUTED	0.02	$0.15

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,284,493	3,129,898

DILUTED	3,306,921	3,270,232

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.14

COMPREHENSIVE INCOME
Net income	$77,835	$502,254
Foreign currency translation adjustment	43,395	24,623

NET COMPREHENSIVE INCOME	$121,230	$526,877

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended
	May 31, 2007	May 31, 2006

NET SALES	$13,545,229	$13,257,997
COST OF SALES	7,796,887	7,262,421

Gross profit	5,748,342	5,995,576

RESEARCH AND DEVELOPMENT EXPENSES	667,990	550,946
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,029,304	4,040,987

TOTAL OPERATING EXPENSES	5,697,294	4,591,933

Income from operations	51,048	1,403,643

OTHER INCOME (EXPENSE):
Interest income	542	11,769
Interest expense	(17,906)	—
Other income, net	6,145	7,177

INCOME BEFORE TAXES	39,829	1,422,589

INCOME TAX PROVISION	(15,135)	(540,663)

NET INCOME	$24,694	$881,926

EARNINGS PER COMMON SHARE :
BASIC	$0.01	$0.28

DILUTED	$0.01	$0.27

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,280,398	3,127,367

DILUTED	3,308,334	3,255,062

CASH DIVIDENDS DECLARED PER SHARE	$0.14	$0.14

COMPREHENSIVE INCOME
Net income	$24,694	$881,926
Foreign currency translation adjustment	30,176	34,339

NET COMPREHENSIVE INCOME	$54,870	$916,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	May 31, 2007	May 31, 2006

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$24,694	$881,926
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	398,272	232,599
Stock-based compensation	186,839	67,224
Deferred tax benefit	146,644	—
Excess tax benefits from stock-based compensation	(15,422)	—
Gain on asset disposal	—	227
Provision for doubtful accounts	8,534	22,444
Net change in assets and liabilities-
Accounts receivable	(1,025,559)	(398,688)
Notes receivable	(150,184)	—
Inventories	(507,999)	(379,664)
Costs in excess of billings and estimated earnings	43,340	—
Prepaid expenses and other	176,702	24,891
Accounts payable	578,692	383,364
Other current liabilities	(700,526)	(206,011)
Billings in excess of costs and estimated earnings	18,248	(33,080)
Other noncurrent assets	21,505	26,490

Net cash provided by (used in) operating activities	(796,220)	621,722

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark additions	(23,703)	(8,125)
Property and equipment additions	(695,215)	(746,318)
Proceeds from sale of property & equipment	—	350
Payment on Triton acquisition note payable	(60,516)	—
Payment to former owners of acquired CuraFlo business	—	(342,136)
Return of cash paid for acquisition of CuraFlo	—	77,250

Net cash used in investing activities	(779,434)	(1,018,979)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from note receivable — restricted stock	—	40,262
Excess tax benefits from stock-based compensation	15,422	—
Borrowings under revolving credit facility	2,097,851	—
Payments under revolving credit facility	(1,297,252)	—
Proceeds from exercise of stock options	71,947	102,285

Net cash provided by financing activities	887,968	142,547

NET DECREASE IN CASH AND CASH EQUIVALENTS	(687,686)	(254,710)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,318,607	2,238,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$630,921	$1,983,571

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Background
Cohesant Technologies Inc. and its subsidiaries (the “Company” or “Cohesant”) are engaged in the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; the design, development, manufacture and sale of specialized dispense equipment systems, replacement parts and supplies used in the operation of the equipment; and the design, development, manufacture and sale of specialty coatings. The Company conducts operations under its wholly owned subsidiaries — CIPAR Inc. (Cohesant Infrastructure Protection and Renewal), Cohesant Materials Inc. (“CMI”) and GlasCraft Inc. (“GCI”) and has four revenue categories — Equipment and Parts, Coatings, Franchisee and Licensee, and Protection and Renewal Services (Rehabilitation).
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
Restricted stock grants are not considered issued and outstanding until vested, but are considered in diluted earnings per share. Diluted earnings per share is computed based upon the weighted average shares that would have been outstanding if all dilutive potential common shares would have been converted into shares at the earliest date possible. In determining diluted earnings per share, stock options and restricted stock were considered in the calculation if their effect was dilutive. The following is a reconciliation of the numerators and denominators used in computing earnings per share:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended May 31,		Six Months Ended May 31,
	2007	2006	2007	2006

Income available to common stockholders	$77,835	$502,254	$24,694	$881,926

Basic earnings per share:
Weighted-average number of common shares outstanding	3,284,493	3,129,898	3,280,398	3,127,367
Basic earnings per share	$0.02	$0.16	$0.01	$0.28

Diluted earnings per share:
Weighted-average number of common shares outstanding	3,284,493	3,129,898	3,280,398	3,127,367
Stock Options	19,645	112,640	24,948	100,001
Restricted Stock	2,783	27,694	2,988	27,694
Diluted weighted-average number of common shares outstanding	3,306,921	3,270,232	3,308,334	3,255,062

Diluted earnings per share	$0.02	$0.15	$0.01	$0.27
Note 4 — Accounting for Stock-Based Compensation
Description of the Plan
In March 2005, the Board of Directors adopted, and the stockholders subsequently ratified, the “Cohesant Technologies Inc. 2005 Long-Term Incentive Plan” (the “Plan”). The Plan which is intended as an incentive to further the growth and profitability of the Company and to encourage stock ownership on the part of (a) employees of the Company, (b) consultants and advisers who provide significant services to the Company, and (c) directors of the Company who are not employees of the Company. The Plan includes stock options, stock appreciation rights and restricted stock. The Plan authorizes the issuance of 425,000 shares, including 125,000 additional shares approved by the stockholders at their 2007 Annual meeting held on June 15, 2007.
Adoption of FASB Statement No. 123(R), “Share-Based Payment”
The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment on December 1, 2006 (SFAS No. 123R). SFAS No. 123R, which revised SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value. The Company had previously followed APB No. 25, in accounting for its stock options and accordingly, no compensation cost had been previously expensed other than for restricted shares.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the condensed consolidated financial statements in fiscal 2007 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company uses the Black-Scholes valuation model. The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $407,537 at May 31, 2007, for which the expense will be recognized through 2011.
As a result of adopting SFAS No. 123R on December 1, 2006, the Company has incurred additional stock-based compensation expense of $80,223 ($49,738 after tax and approximately $0.02 per basic and diluted earnings per share) for the quarter ended May 31, 2007 and $160,833 ($99,716 after tax and approximately $0.03 per basic and diluted earnings per share) for the six months ended May 31, 2007.
Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $15,422 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
SFAS No. 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized in the three and six month period ending May 31, 2006:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Six Months
	Ended	Ended
	May 31, 2006	May 31, 2006
Net income, as reported	$502,254	$881,926
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19,699	40,538
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(63,267)	(157,186)

Pro forma net income	$458,686	$765,278

Earnings per share:
Basic—as reported	$0.16	$0.28

Basic—pro forma	$0.15	$0.24

Diluted—as reported	$0.15	$0.27

Diluted—pro forma	$0.14	$0.24

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
Using the Black-Scholes option valuation model, the weighted average estimated fair value of options granted during the first six-months of fiscal 2007 and 2006 was $3.30 and $3.01 per option, respectively. Expected volatility is based on the Company’s historical experience. Principal assumptions used in applying the Black-Scholes valuation model were as follows:

	2007	2006
Risk-free interest rate	4.6%	4.5%
Expected term — years	6.5	4.5
Expected dividend yield	3.2%	3.3%
Expected volatility	45.8%	49.4%

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Stock option activity under the Plan is as follows:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Remaining	Aggregate
Options	of Options	Price	Contractual Life	Intrinsic Value
Options outstanding at November 30, 2006	306,384	$7.39
Granted	115,000	$8.78
Exercised	(15,001)	$4.80		$40,585
Forfeited	(6,333)	$8.53

Options outstanding at May 31, 2007	400,050	$7.87	4.0	$238,628

Options exercisable at May 31, 2007	154,581	$6.56	2.4	$227,307

Note 5 — Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following:

	May 31,	November 30,
	2007	2006
Costs incurred on uncompleted contracts	$1,342,262	$743,480
Estimated earnings to date	391,746	361,928

Subtotal	1,734,008	1,105,408
Less — Billings to date	(1,792,015)	(1,101,827)

Total	$(58,007)	$3,581

Included in the accompanying balance sheets under the following caption:
Costs and estimated earnings in excess of billings	$9,465	$52,805
Billings in excess of costs and estimated earnings	(67,472)	(49,224)

Total	$(58,007)	$3,581

The above amounts were generated by the Company’s CIPAR Rehabilitation segment and are expected to be settled within one year.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Revolving Line of Credit
On April 30, 2007, the Company renewed, through May 1, 2008, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate (8.25% at May 31, 2007). Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2007, the Company was in compliance with all covenants and had a balance of $800,599 outstanding under this facility.
Note 7 — Segment Information
Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has reportable segments of CIPAR Franchising and Licensing, CIPAR Rehabilitation, CMI and GCI as a result of the reconfiguration of its business. The Company has restated the 2006 segment information to conform to the 2007 presentation. CIPAR Franchising and Licensing is a franchisor and licensor of its technology and sells epoxy coatings, supplied by CMI, and equipment used to apply its technology to its Certified Applicators, Franchisees and Licensed Dealers. CIPAR’s franchisee and licensee revenue includes franchise and license fees, royalty revenues, equipment rental as well as other value added services. CIPAR Rehabilitation performs protection, renewal and replacement of plumbing lines (“Rehabilitation” revenue). CMI sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI’s sales and marketing focus is on developing new markets for its AquataPoxy products, although substantially all of its sale currently are internal sales to the CIPAR Franchising & Licensing segment. GCI sells metering, mixing and dispense equipment and spare parts and supplies primarily through a network of independent distributors.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on net income (loss). The Company has not allocated certain corporate related administrative costs to the Company’s reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	CIPAR
	Franchising
Three Months Ended	and	CIPAR
May 31, 2007	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,520,232	$996,428	$86,157	$4,760,083	$—	$—	$7,362,900
Intersegment sales	63,433	—	844,047	—	—	(907,480)	—

Total net sales	$1,583,665	$996,428	$930,204	$4,760,083	$—	$(907,480)	$7,362,900

Depreciation and amortization:	43,162	33,130	10,922	58,404	60,359		205,977
Net income (loss):	(83,960)	(154,572)	121,001	542,921	(347,555)		77,835
Identifiable assets:	9,776,938	3,746,795	1,041,097	7,494,961	1,995,868		24,055,659
Capital expenditures:	55,521	23,735	1,989	77,340	60,507		219,092

	CIPAR
Three Months Ended	Franchising and	CIPAR
May 31, 2006	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,715,020	$1,116,868	$74,947	$3,885,565	$—	$—	$6,792,400
Intersegment sales	17,000	—	833,698	—	—	(850,698)	—

Total net sales	$1,732,020	$1,116,868	$908,645	$3,885,565	$—	$(850,698)	$6,792,400

Depreciation and amortization:	34,564	20,257	6,945	54,222	653		116,641
Net income (loss):	99,108	88,251	98,817	484,355	(268,277)		502,254
Identifiable assets:	8,846,897	2,802,807	1,023,768	7,350,302	1,716,992		21,740,766
Capital expenditures:	6,007	9,664	94,883	428,912	731		540,197

	CIPAR
Six Months Ended	Franchising and	CIPAR
May 31, 2007	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$3,031,489	$1,774,056	$143,367	$8,596,317	$—	$—	$13,545,229
Intersegment sales	43,996	—	1,492,686	—	—	(1,536,682)	—

Total net sales	$3,075,485	$1,774,056	$1,636,053	$8,596,317	$—	$(1,536,682)	$13,545,229

Depreciation and amortization:	81,184	62,119	21,800	118,351	114,818		398,272
Net income (loss):	(162,425)	(258,259)	201,758	880,056	(636,436)		24,694
Identifiable assets:	9,776,938	3,746,795	1,041,097	7,494,961	1,995,868		24,055,659
Capital expenditures:	256,209	138,009	5,727	128,754	166,516		695,215

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	CIPAR
Six Months Ended	Franchising and	CIPAR
May 31, 2006	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$3,570,142	$2,505,522	$137,545	$7,044,788	$—	$—	$13,257,997
Intersegment sales	77,183	—	1,687,031	—	—	(1,764,214)	—

Total net sales	$3,647,325	$2,505,522	$1,824,576	$7,044,788	$—	$(1,764,214)	$13,257,997

Depreciation and amortization:	69,326	44,154	13,698	103,966	1,455		232,599
Net income (loss):	222,600	195,831	208,849	792,137	(537,491)		881,926
Identifiable assets:	8,846,897	2,802,807	1,023,768	7,350,302	1,716,992		21,740,766
Capital expenditures:	6,007	16,944	116,274	606,362	731		746,318
The Company offers products primarily in four general categories of Equipment and Parts, Coatings, Franchisee and Licensee and Rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	Three Months Ended May 31,
	2007		2006
Equipment and Parts	$4,788,564	65.0%	$4,096,763	60.3%
Coatings	1,531,115	20.8	1,516,942	22.3
Franchise & Licensee	46,793	0.7	61,827	1.0
Rehabilitation	996,428	13.5	1,116,868	16.4

Total	$7,362,900	100%	$6,792,400	100%

	Six Months Ended May 31,
	2007		2006
Equipment and Parts	$8,954,597	66.1%	$7,636,916	57.6%
Coatings	2,738,763	20.2	3,010,121	22.7
Franchise & Licensee	77,813	0.6	105,438	0.8
Rehabilitation	1,774,056	13.1	2,505,522	18.9

Total	$13,545,229	100%	$13,257,997	100%

The following table presents percentage of total revenues by region.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Region	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
United States	56	57	54	57
Canada	18	18	18	19
Asia/Pacific Rim	9	11	11	10
Europe	12	9	11	9
Other	5	5	6	5

Total	100%	100%	100%	100%

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8 — Contingencies
From time to time, the Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note 9 — New Accounting Standards
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
Note 10 — Dividends
     On May 4, 2007, the Company announced that its Board of Directors approved a semi-annual dividend payment of $0.14 per share. This dividend payment of $461,731 was paid on June 8, 2007 to shareholders of record on May 25, 2007. Dividends are accrued when declared.

COHESANT TECHNOLOGIES INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
Results of Operations
Three months ended May 31, 2007 as compared to the same period in the prior year.
The Company’s GlasCraft subsidiary had revenues of $4,760,083, an $874,518, or 22.5% increase over the same period last year. The increase was largely attributable to continued sales of the newly introduced Guardian product line for foam and coatings applications as well as increase sales of composite dispense systems. GlasCraft had revenue increases in all of its product categories. Equipment and Parts sales in the United States increased 20.8% while international Equipment and Parts sales increased 24.2%. The increase in international sales was primarily a result of increased sales to Europe and to a lesser extent Canada, which was partially offset by decreased sales to the Asia/Pacific Rim. Net income was $542,921, a $58,566 or 12.1% increase over last year.
Revenues at CIPAR’s Rehabilitation division were $996,428, a decrease of $120,440 or 10.8%. The revenue shortfall was caused primarily by the continued downturn in the market for pipe replacement services in Western Canada, resulting in a 43.9% decrease in pipe replacement revenues. The decline in the pipe replacement market was partially offset by a 143.5% increase in pipe lining services in Western Canada. For 2007, Rehabilitation is implementing a strategic shift of marketing emphasis to focus on its core business of pipe lining services.
The decline in revenues at the Rehabilitation division, an increase in overhead costs related to the mid-January opening of the Company’s CuraFlo operations in Cleveland, Ohio, and overhead expenses of CuraFlo Spincast Services formed with the assets of Triton Insitutech purchased in September 2006 resulted in a loss at the Rehabilitation division of ($154,572) for the quarter. These new business ventures are expected to begin contributing material revenues in the second half of 2007.
Revenues at the CIPAR’s Franchising and Licensing division were $1,520,232, a decrease of $194,788 or 11.4% from the same period last year. Accordingly, Franchising and Licensing experienced a net loss of ($83,960). Although sales of Raven products increased 18% over last quarter, CuraFlo experienced lower equipment sales to CuraFlo dealers than in the prior year period. Typically, CIPAR Franchising and Licensing expects to sell equipment primarily to franchisees starting operations in new territories. No new franchisees were added during the second quarter and no existing dealers added territory during that time.
External Coatings sales at CMI were $86,157 compared to $74,947 for the comparable period in the prior year.
Consolidated net sales for the three months ended May 31, 2007 were $7,362,900 compared to $6,792,400 for the same period of the prior year, an increase of $570,500 or 8.4%. Equipment and Parts sales increased $691,801 or 16.9%, Coatings sales increased $14,173, or less than 1%,

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
while Rehabilitation revenue decreased $120,440, or 10.8%, and Franchisee and Licensee revenue decreased $15,034, or 24.3%. Net income in the second quarter of $77,835 compares to net income of $502,254 in the prior year period.
The Company’s gross margin increased to $3,165,879, representing 43.0% of net sales, in the 2007 period from $3,081,861, or 45.4% of net sales, in the 2006 period. The margin dollar increase was due to increased sales at GCI. The margin percentage decrease was primarily due to lower margins on the dispensing systems sold by GCI.
Operating expenses for the three months ended May 31, 2007 were $3,030,231 compared to $2,282,426 for the same period of the prior year, an increase of $747,805, or 32.8%. This increase was primarily due to increased overhead costs at CIPAR resulting from the launch of CuraFlo Franchising, CuraFlo Midwest, and CuraFlo Spincast Services. The Company has and will continue to add personnel and other overhead expenses relating to these three new businesses throughout the year. The Company believes that this investment in its future is both prudent and necessary to support and grow these important new businesses. None of the aforementioned divisions had significant revenue in the quarter and they are not expected to begin contributing material revenues to offset their increased overhead until the second half of fiscal 2007. All of the foregoing divisions are expected to be fully operational in fiscal 2008.
Other income (expense) was ($10,101) compared to $10,778 in the 2006 period. This decrease was primarily attributable to decreased interest earned on lower cash balances and interest expense due to borrowings in 2007.
Six months ended May 31, 2007 as compared to the same period in the prior year.
The Company’s GlasCraft subsidiary had revenues of $8,596,317, a $1,551,529, or 22.0% increase over the same period last year. The increase was largely attributable to sales of the newly introduced Guardian product line for foam and coatings applications and to a lesser extent increased sales of composite dispense systems. GlasCraft also had revenue increases in all of its product categories. Equipment and Parts sales in the United States increased 16.6% while international Equipment and Parts sales increased 27.4%. The increase in international sales was reflective in most geographic areas. Net income was $880,056, an $87,919 or 11.1% increase over last year.
Revenues at CIPAR’s Rehabilitation division were $1,774,056, a decrease of $731,466 or 29.2%. The revenue shortfall was caused primarily by a downturn in the market for pipe replacement services in Western Canada, resulting in a 44.7% decrease in pipe replacement revenues. This decline was exacerbated by a decline in pipe lining revenues in the Pacific Northwest region. The decline in the pipe replacement market and in the Pacific Northwest was partially offset by a 138.3% increase in pipe lining services in Western Canada. For 2007, Rehabilitation is implementing a strategic shift of marketing emphasis to focus on its core business of pipe lining services.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
The decline in revenues at the Rehabilitation division, an increase in overhead costs related to the mid-January opening of the Company’s CuraFlo operations in Cleveland, Ohio, and overhead expenses of CuraFlo Spincast Services formed with the assets of Triton Insitutech purchased in September 2006 resulted in a loss at the Rehabilitation division of ($258,259) for the period. These new business ventures are expected to begin contributing material revenues in the second half of 2007.
Revenues at the CIPAR’s Franchising and Licensing division were $3,031,489, a decrease of $538,653 or 15.1% from the same period last year. Accordingly, Franchising and Licensing experienced a net loss of ($162,425). The revenue decline was primarily due to weakness in the Company’s Raven brand. The delay of the launch of the CuraFlo Commercial franchise offering until the second quarter of fiscal 2007 also contributed to the loss.
External Coatings sales at CMI were $143,367 compared to $137,545 for the comparable period in the prior year.
Consolidated net sales for the six months ended May 31, 2007 were $13,545,229 compared to $13,257,997 for the same period of the prior year, an increase of $287,232 or 2.2%. Equipment and Parts sales increased $1,317,681 or 17.3%, while Coatings sales decreased $272,358, or 9.1%, Rehabilitation revenue decreased $731,466, or 29.2%, and Franchisee and Licensee revenue decreased to $27,625. Net income in the current period of $24,694 compares to net income of $881,926 last year.
The Company’s gross margin decreased to $5,748,342, or 42.4% of net sales, in the 2007 period from $5,995,576, or 45.2% of net sales, in the 2006 period. The margin percentage decrease was primarily due to lower margins on the dispensing systems sold by GCI.
Operating expenses for the six months ended May 31, 2007 were $5,697,294 compared to $4,591,933 for the same period of the prior year, an increase of $1,105,361, or 24.1%. This increase was primarily due to increased overhead costs at CIPAR resulting from the launch of CuraFlo Franchising, CuraFlo Midwest, and CuraFlo Spincast Services. The Company has and will continue to add personnel and other overhead expenses relating to these three new businesses throughout the year. The Company believes that this investment in its future is both prudent and necessary to support and grow these important new businesses. None of the aforementioned divisions had significant revenue in the first half of the year and they are not expected to begin contributing material revenues until the second half of fiscal 2007. All of the foregoing divisions are expected to be fully operational in fiscal 2008.
Other income (expense) was ($11,219) compared to $18,946 in the 2006 period. This decrease was primarily attributable to decreased interest earned on lower cash balances and interest expense due to borrowings in 2007.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its operations, cash reserves and borrowing availability under the revolving line of credit. At May 31, 2007, the Company has cash and cash equivalents of $630,921 (of which $461,731 was paid in dividends on June 8, 2007), net working capital of $6,191,193 and $2,699,401 of its $3,500,000 revolving line of credit available.
In the first six months of fiscal 2007, cash used in operations was $796,220 compared to $621,722 cash provided by operations in the comparable period last year. This decrease is primarily due to lower net income and increased accounts receivable balances from increased sales at GCI. Cash used in investing activities decreased to $779,434 in the current period from $1,018,979 in the period ended May 31, 2006. The Company purchased $695,215 of capital equipment in the current year period (principally equipment, furnishing and leasehold improvements for its new Cleveland facility). Cash provided by financing activities was $887,968 in the current period compared to $142,547 in the prior year period. This increase was primarily due to the Company using its credit facility in the current period which was unused in the prior year period.
The Company’s $3,500,000 unsecured revolving line of credit facility expires May 1, 2008. This facility accrues interest at the bank’s prime lending rate (8.25% at May 31, 2007). Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of May 31, 2007, the Company was in compliance with all covenants and had a balance outstanding of $800,599 under this facility.
The Company does not have any significant commitments or guarantees, except for rental commitments.
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
Rehabilitation revenues are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Excess materials are held in inventory and are not recorded as contract costs until utilized. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.
Franchisee and Licensee revenues are recognized when all material services or conditions relating to the arrangement have been substantially performed and collectibility is assured. The Company defers revenue for license fees for which it is obligated to provide training and other services to its Franchisees and Licensed Dealers.
Accounts receivable. The Company evaluates the allowance for doubtful accounts on a periodic basis and reviews any significant customers with delinquent balances to determine future collectability. The determination includes a review of legal issues (such as bankruptcy status), past payment history, current financial and credit reports, and Company experience. Allowances are established in the period in which the account is deemed uncollectable or collection becomes uncertain.
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
Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a slow-down in domestic and international markets for plural components dispensing systems, a reduction in growth of markets for the Company’s epoxy coating systems, customer resistance to Company price increases, the Company’s ability to expand its rehabilitation operations, and the successful launch of its CuraFlo Franchise, CuraFlo Midwest and CuraFlo Spincast Services operations.

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
PART II
ITEM 5. OTHER INFORMATION
     On June 15, 2007 the Board of Directors of Cohesant Technologies Inc. extended for one year until May 31, 2008, the Company’s share repurchase program of up to 100,000 of its issued and outstanding shares of common stock. The Company had previously purchased 10,000 shares under the program which was initiated last year. Purchases under this program may be made from time to time in open market or privately negotiated transactions. Common stock acquired through the repurchase program will be available for general corporate purposes.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit
31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer

COHESANT TECHNOLOGIES INC.
(b)	Reports on Form 8-K
An 8-K was filed on March 26, 2007 to report results for the first quarter ended February 28, 2007 (Items 2.02 and 9.01) and the announcement of the resignation of Stuart McNeill as President of CIPAR Inc. (Item 5.02 and 9.01).
An 8-K was filed on April 30, 2007 to report the renewal of its $3,500,000 credit facility through May 1, 2008 (Items 1.01, 2.03 and 9.01).
An 8-K was filed on May 4, 2007 to report a semi-annual dividend declaration of $0.14 per share payable on June 8, 2007 (Items 8.01 and 9.01).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
     Dated: June 28, 2007

COHESANT TECHNOLOGIES INC.
BY:	/s/ Morris H. Wheeler
Morris H. Wheeler
President & Chief Executive Officer

BY:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer