Form 10QSB
period 2007-08-31
COHESANT TECHNOLOGIES INC
filed 2007-10-10
CIK 928420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2007
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑  NO  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☑
As of October 9, 2007, the Company has 3,337,434 shares of Common Stock, $.001 par value, outstanding.
Transitional Small Business Disclosure Format (check one) YES ☐ NO ☑

COHESANT TECHNOLOGIES INC.

PART I
ITEM 1. FINANCIAL INFORMATION
COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2007	November 30, 2006
	(Unaudited)
ASSETS:
Cash and cash equivalents	$465,658	$1,318,607
Accounts receivable, net of allowance for doubtful accounts of $348,598 and $282,415, respectively	6,194,438	4,517,316
Note receivable	131,092	—
Inventories, net of allowance for obsolete and slow-moving inventory of $289,491 and $285,000, respectively	4,331,225	3,944,818
Costs in excess of billings and estimated earnings	—	52,805
Prepaid expenses and other	476,273	490,408
Deferred tax assets	397,748	318,766

Total Current Assets	11,996,434	10,642,720

Property and equipment, net	2,821,832	2,424,983
License agreements, patents and other intangibles, net	1,065,957	1,125,419
Goodwill	8,767,563	8,767,563
Other noncurrent assets	7,965	7,965

Total Assets	$24,659,751	$22,968,650

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts payable	$2,498,225	$2,073,649
Revolving credit facility	867,276	—
Current portion of long-term note payable	127,410	122,604
Accrued salaries, benefits and commissions	798,521	877,224
Accrued income taxes	262,849	402,165
Billings in excess of costs and estimated earnings	122,304	49,224
Customer deposits	19,400	204,128
Other current liabilities	528,472	331,627

Total Current Liabilities	5,224,457	4,060,621

Long-term note payable, net of current portion	168,729	264,896
Deferred tax liabilities	735,556	527,156

Total Liabilities	6,128,742	4,852,673

Commitments and Contingencies (Note 10)

Shareholders’ Equity:
Common stock ($.001 par value, 10,000,000 shares authorized and 3,299,778 and 3,274,905 shares issued and outstanding, respectively)	3,300	3,275
Additional paid-in capital	12,389,445	12,008,087
Accumulated other comprehensive income	63,545	24,302
Retained earnings	6,074,719	6,080,313

Total Shareholders’ Equity	18,531,009	18,115,977

Total Liabilities and Shareholders’ Equity	$24,659,751	$22,968,650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31, 2007	August 31, 2006
NET SALES	$8,336,036	$6,370,753
COST OF SALES	4,435,532	3,362,318

Gross profit	3,900,504	3,008,435

RESEARCH AND DEVELOPMENT EXPENSES	337,674	310,359
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,810,336	2,099,524

TOTAL OPERATING EXPENSES	3,148,010	2,409,883

Income from operations	752,494	598,552

OTHER INCOME (EXPENSE):
Interest expense	(22,247)	—
Interest income	214	2,595
Other income, net	2,824	9,973

INCOME BEFORE TAXES	733,285	611,120

INCOME TAX PROVISION	(301,842)	(232,147)

NET INCOME	$431,443	$378,973

EARNINGS PER COMMON SHARE:
BASIC	$0.13	$0.12

DILUTED	$0.13	$0.12

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,295,352	3,151,045

DILUTED	3,314,990	3,284,140

COMPREHENSIVE INCOME:
Net income	$431,443	$378,973
Foreign currency translation adjustment	9,067	(11,780)

COMPREHENSIVE INCOME	$440,510	$367,193

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	August 31, 2007	August 31, 2006
NET SALES	$21,881,265	$19,628,750
COST OF SALES	12,232,419	10,624,739

Gross profit	9,648,846	9,004,011

RESEARCH AND DEVELOPMENT EXPENSES	1,005,664	861,305
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,839,640	6,140,511

TOTAL OPERATING EXPENSES	8,845,304	7,001,816

Income from operations	803,542	2,002,195

OTHER INCOME (EXPENSE):
Interest expense	(40,153)	—
Interest income	756	14,364
Other income, net	8,969	17,150

INCOME BEFORE TAXES	773,114	2,033,709

INCOME TAX PROVISION	(316,977)	(772,810)

NET INCOME	$456,137	$1,260,899

EARNINGS PER COMMON SHARE:
BASIC	$0.14	$0.40

DILUTED	$0.14	$0.39

AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
BASIC	3,285,419	3,135,317

DILUTED	3,310,568	3,262,860

CASH DIVIDENDS PER SHARE	$0.14	$0.14

COMPREHENSIVE INCOME:
Net income	$456,137	$1,260,899
Foreign currency translation adjustment	39,243	22,559

COMPREHENSIVE INCOME	$495,380	$1,283,458

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

COHESANT TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	August 31, 2007	August 31, 2006
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$456,137	$1,260,899
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	608,864	362,609
Stock-based compensation	259,560	97,155
Deferred tax provision	129,418	—
Excess tax benefits from stock-based compensation	(24,641)	—
Loss on asset disposal	1,000	1,090
Provision for doubtful accounts	66,183	28,175
Net change in assets and liabilities-
Accounts receivable	(1,743,305)	(486,598)
Note receivable	(131,092)	—
Inventories	(477,801)	(551,587)
Costs in excess of billings and estimated earnings	52,805	—
Prepaid expenses and other	14,135	(132,892)
Accounts payable	424,576	104,746
Other current liabilities	(181,261)	(144,534)
Billings in excess of costs and estimated earnings	73,080	(102,143)
Other noncurrent assets	25,441	(7,080)

Net cash provided by (used in) operating activities	(446,901)	429,840

CASH FLOWS USED IN INVESTING ACTIVITIES:
Patent and trademark additions	(33,387)	(19,835)
Property and equipment additions	(808,668)	(1,260,415)
Proceeds from sale of property & equipment	—	350
Payment to former owners of acquired CuraFlo business	—	(342,136)
Return of cash paid for acquisition of CuraFlo	—	77,250

Net cash used in investing activities	(842,055)	(1,544,786)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from note receivable — restricted stock	—	40,262
Excess tax benefits from stock-based compensation	24,641	—
Borrowings under revolving credit facility	5,321,470	—
Payment on Triton acquisition note payable	(91,361)	—
Payments under revolving credit facility	(4,454,194)	—
Proceeds from exercise of stock options	97,182	109,158
Cash dividends paid to shareholders	(461,731)	(446,382)

Net cash provided by (used in) financing activities	436,007	(296,962)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(852,949)	(1,411,908)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,318,607	2,238,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$465,658	$826,373

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
GCI manufactures, markets and sells high-quality equipment and parts for metering, mixing and dispensing multiple component formulations such as composite reinforced plastics, polyurethanes, and polyureas. These equipment systems are commonly employed in the construction, transportation and marine industries to apply insulation, protective coating, sealant and anti-corrosive products. GCI primarily sells its products through independent distributors in the United States and overseas.
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

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2 — Basis of Presentation
The condensed consolidated interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission for certain small business issuers. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management of the Company, the condensed consolidated interim financial statements include all adjustments necessary to present fairly the financial information for such periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.
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
Note 3 — Revenue Recognition
The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.
For equipment, coatings, and replacement and spare part revenue, the criteria of SAB 104 are generally met upon shipment to independent distributors, Certified Applicators, large end users, Original Equipment Manufacturer accounts, and Licensed Dealers at which time title and risks of ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.
Rehabilitation revenues are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Excess materials are held in inventory and are not recorded as contract costs until utilized. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Franchise fee and license fee revenue from an individual franchise or license sale is recognized when all material services or conditions relating to the sale, consisting predominantly of training, have been substantially performed and collectibility is assured. The Company defers revenue for franchise and license fees for which it is obligated to provide training and other services to its Franchisees and Licensed Dealers. Continuing franchise and license fee revenue, including royalty revenue, is recognized as the fees are earned and become receivable from the Franchisees and Licensees.
Note 4 — Triton Acquisition
On September 5, 2006, the Company completed the purchase of the operations and assets of Triton Insitutech, LLC, of Orlando Florida. The Triton Spincast System utilizes epoxy and other polymer linings to rehabilitate aging medium and large diameter water, wastewater and other pipelines, including public and private water mains. Triton, now known as CuraFlo Spincast Service, is reported as part of the Company’s CIPAR Rehabilitation division. The purchase price included an initial cash payment of $400,000, direct legal costs related to the acquisition of $30,285, and an unsecured, $387,500 three-year promissory note, bearing interest at 5.16% per annum and payable in quarterly installments, for a total purchase price of $817,785. Further, up to $387,500 of additional consideration is contingent on certain performance achievements occurring on or before September 30, 2009, and is payable as each performance measure is attained and each contingency is resolved. The contingent consideration has not been included as part of the purchase price. The contingent consideration will be recorded and the amount included as part of the purchase price if and when the contingency is resolved.
Note 5 — Earnings per Share
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

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2007	2006	2007	2006
Income available to common stockholders	$431,443	$378,973	$456,137	$1,260,899

Basic earnings per share:
Weighted-average number of common shares outstanding	3,295,352	3,151,045	3,285,419	3,135,317
Basic earnings per share	$0.13	$0.12	$0.14	$0.40

Diluted earnings per share:
Weighted-average number of common shares outstanding	3,295,352	3,151,045	3,285,419	3,135,317
Stock Options	16,478	103,707	22,105	100,558
Restricted Stock	3,160	29,388	3,044	26,985

Diluted weighted-average number of common shares outstanding	3,314,990	3,284,140	3,310,568	3,262,860
Diluted earnings per share	$0.13	$0.12	$0.14	$0.39
Note 6 — Accounting for Stock-Based Compensation
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
Adoption of FASB Statement No. 123(R), “Share-Based Payment”
The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment on December 1, 2006 (SFAS No. 123R). SFAS No. 123R, which revised SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation, superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value. The Company had previously followed APB No. 25 in accounting for its stock options and accordingly, no compensation cost had been previously expensed other than for restricted shares.

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has adopted SFAS No. 123R using the modified prospective method. Under this transition method, compensation cost has been recognized for all share-based payments in the condensed consolidated financial statements in fiscal 2007 based upon the fair value of the stock or option grant. Prior period results have not been restated. The Company uses the Black-Scholes valuation model. The Company’s policy is to recognize expense for awards subject to graded vesting using the straight-line attribution method. The amount of after-tax compensation cost related to nonvested stock options and restricted stock not yet recognized was $310,646 at August 31, 2007, for which the expense will be recognized through 2011.
As a result of adopting SFAS No. 123R on December 1, 2006, the Company has incurred additional stock-based compensation expense of $58,468 ($34,496 after tax and approximately $0.01 per basic and diluted earnings per share) for the quarter ended August 31, 2007 and $221,131 ($130,467 after tax and approximately $0.04 per basic and diluted earnings per share) for the nine months ended August 31, 2007.
Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $24,641 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No. 123R.
SFAS No. 123, as amended, required pro forma presentation as if compensation costs had been expensed under the fair value method. For purpose of pro forma disclosure, the estimated fair value of stock options at the grant date is amortized to expense over the vesting period. The following table illustrates the effect on net income and net income per share as if compensation expense had been recognized in the three and nine month period ending August 31, 2006:

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	August 31, 2006	August 31, 2006
Net income, as reported	$378,973	$1,260,899
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	19,699	60,237
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(64,912)	(222,098)

Pro forma net income	$333,760	$1,099,038

Earnings per share:
Basic—as reported	$0.12	$0.40

Basic—pro forma	$0.11	$0.35

Diluted—as reported	$0.12	$0.39

Diluted—pro forma	$0.10	$0.34

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
On June 22, 2007, the Company granted 10,000 options to an employee at an exercise price of $7.83 with a vesting period of four years and a term of seven years.
Using the Black-Scholes option valuation model, the weighted average estimated fair value of options granted during the first nine-months of fiscal 2007 and 2006 was $3.26 and $3.01 per option, respectively. Expected volatility is based on the Company’s historical experience. Principal assumptions used in applying the Black-Scholes valuation model were as follows:

	2007	2006
Risk-free interest rate	4.7%	4.5%
Expected term - years	6.5	4.5
Expected dividend yield	3.2%	3.3%
Expected volatility	45.8%	49.4%

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Stock option activity under the Plan is as follows:

		Weighted-	Weighted-
		Average	Average
	Number	Exercise	Remaining	Aggregate
Options	of Options	Price	Contractual Life	Intrinsic Value
Options outstanding at November 30, 2006	306,384	$7.39

Granted	125,000	$8.70
Exercised	(21,126)	$4.60		$64,847
Forfeited	(28,683)	$9.32

Options outstanding at August 31, 2007	381,575	$7.83	3.9	$242,517

Options exercisable at August 31, 2007	153,143	$6.77	2.3	$221,648

Note 7 — Costs and Estimated Earnings on Uncompleted Contracts
Costs and estimated earnings on uncompleted contracts consisted of the following:

	August 31,	November 30,
	2007	2006
Costs incurred on uncompleted contracts	$694,252	$743,480
Estimated earnings to date	211,495	361,928

Subtotal	905,747	1,105,408
Less – Billings to date	(1,028,051)	(1,101,827)

Total	$(122,304)	$3,581

Included in the accompanying balance sheets under the following caption:
Costs and estimated earnings in excess of billings	$—	$52,805
Billings in excess of costs and estimated earnings	(122,304)	(49,224)

Total	$(122,304)	$3,581

The above amounts were generated by the Company’s CIPAR Rehabilitation segment and are expected to be settled within one year.
Note 8 — Revolving Line of Credit
On April 30, 2007, the Company renewed, through May 1, 2008, its $3,500,000 unsecured revolving line of credit facility. This facility accrues interest at the bank’s prime lending rate (8.25% at August 31, 2007). Among other restrictions, the credit facility requires that the

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Company meet certain covenants including financial ratios. As of August 31, 2007, the Company was in compliance with all covenants and had a balance of $867,276 outstanding under this facility.
Note 9 — Segment Information
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

	CIPAR
	Franchising
Three Months Ended	and	CIPAR
August 31, 2007	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$2,030,435	$1,294,757	$76,670	$4,934,174	$—	$—	$8,336,036
Intersegment sales	99,462	—	932,154	—	—	(1,031,616)	—

Total net sales	$2,129,897	$1,294,757	$1,008,824	$4,934,174	$—	$(1,031,616)	$8,336,036

Depreciation and amortization:	45,085	32,536	10,744	61,510	60,717		210,592
Net income (loss):	86,013	(55,321)	126,867	685,435	(411,551)		431,443
Identifiable assets:	10,023,269	4,088,307	981,585	7,896,663	1,669,927		24,659,751
Capital expenditures:	30,311	22,290	2,012	26,154	32,686		113,453

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	CIPAR
	Franchising
Three Months Ended	and	CIPAR
August 31, 2006	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,541,514	$884,609	$66,724	$3,877,906	$—	$—	$6,370,753
Intersegment sales	(31,300)	—	843,433	—	—	(812,133)	—

Total net sales	$1,510,214	$884,609	$910,157	$3,877,906	$—	$(812,133)	$6,370,753

Depreciation and amortization:	15,669	19,079	10,145	84,097	1,020		130,010
Net income (loss):	10,407	54,079	89,821	502,031	(277,365)		378,973
Identifiable assets:	8,856,642	2,654,945	1,126,406	7,263,747	1,487,681		21,389,421
Capital expenditures:	7,525	167,947	5,869	165,695	167,061		514,097

	CIPAR
	Franchising
Nine Months Ended	and	CIPAR
August 31, 2007	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$5,061,924	$3,068,813	$220,037	$13,530,491	$—	$—	$21,881,265
Intersegment sales	143,458	—	2,424,840	—	—	(2,568,298)	—

Total net sales	$5,205,382	$3,068,813	$2,644,877	$13,530,491	$—	$(2,568,298)	$21,881,265

Depreciation and amortization:	126,269	94,655	32,544	179,861	175,535		608,864
Net income (loss):	(76,412)	(313,580)	328,625	1,565,491	(1,047,987)		456,137
Identifiable assets:	10,023,269	4,088,307	981,585	7,896,663	1,669,927		24,659,751
Capital expenditures:	286,520	160,299	7,739	154,908	199,202		808,668

	CIPAR
	Franchising
Nine Months Ended	and	CIPAR
August 31, 2006	Licensing	Rehabilitation	CMI	GCI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$5,111,656	$3,390,131	$204,269	$10,922,694	$—	$—	$19,628,750
Intersegment sales	45,883	—	2,530,464	—	—	(2,576,347)	—

Total net sales	$5,157,539	$3,390,131	$2,734,733	$10,922,694	$—	$(2,576,347)	$19,628,750

Depreciation and amortization:	84,995	63,233	23,843	188,063	2,475		362,609
Net income (loss):	233,007	249,910	298,670	1,294,168	(814,856)		1,260,899
Identifiable assets:	8,856,642	2,654,945	1,126,406	7,263,747	1,487,681		21,389,421
Capital expenditures:	13,532	184,891	122,143	543,435	396,414		1,260,415

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company offers products primarily in four general categories of Equipment and Parts, Coatings, Franchisee & Licensee and Rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

	Three Months Ended August 31,
	2007		2006
Equipment and Parts	$5,107,435	61.3%	$3,931,145	61.7%
Coatings	1,629,819	19.6	1,526,965	24.0
Franchisee & Licensee	304,025	3.6	28,034	0.4
Rehabilitation	1,294,757	15.5	884,609	13.9

Total	$8,336,036	100%	$6,370,753	100%

	Nine Months Ended August 31,
	2007		2006
Equipment and Parts	$14,062,032	64.3%	$11,568,061	58.9%
Coatings	4,368,582	20.0	4,537,086	23.1
Franchisee & Licensee	381,838	1.7	133,472	0.7
Rehabilitation	3,068,813	14.0	3,390,131	17.3

Total	$21,881,265	100%	$19,628,750	100%

The following table presents percentage of total revenues by region.

			Nine Months	Nine Months
	Three Months Ended	Three Months Ended	Ended	Ended
Region	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
United States	57	57	56	57
Canada	17	20	17	19
Asia/Pacific Rim	10	10	10	10
Europe	10	9	11	9
Other	6	4	6	5

Total	100%	100%	100%	100%
Note 10 — Contingencies
The Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note 11 — New Accounting Standards
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

COHESANT TECHNOLOGIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact that this Statement will have on the Company’s financial position, results of operations, and cash flows.
Note 12 — Dividends
On May 4, 2007, the Company announced that its Board of Directors approved a semi-annual dividend payment of $0.14 per share. This dividend payment of $461,731 was paid on June 8, 2007 to shareholders of record on May 25, 2007.

COHESANT TECHNOLOGIES INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
Three months ended August 31, 2007 as compared to the same period in the prior year.
The Company’s GlasCraft division had revenues of $4,934,174, an $1,056,268, or 27.2%, increase over the same period last year. The increase was primarily attributable to continued sales of the newly introduced Guardian product line for foam and coatings applications as well as increased sales of composite dispense systems. GlasCraft also had revenue increases in all of its product categories. Equipment and Parts sales in the United States increased 18.2%, while international Equipment and Parts sales increased 36.9%. The increase in international sales was primarily a result of increased sales to Europe and the Asia/Pacific Rim, which was partially offset by a slight decrease in sales to Canada. Net income was $685,435, an $183,404 or 36.5% increase over last year.
Revenues at CIPAR’s Rehabilitation division were $1,294,757, an increase of $410,148, or 46.4%. The revenue increase was primarily due to increased pipe lining services in the Pacific Northwest, Western Canada and Midwest regions, offsetting a decrease in pipe replacement revenue in Western Canada. Notwithstanding the increase in pipe lining revenue, the division suffered a loss of ($55,321) primarily caused by overhead costs added to support the mid-January opening of the Company’s CuraFlo operations in Cleveland, Ohio (Midwest region), and the launch of CuraFlo Spincast Services formed with the assets of Triton Insitutech purchased in September 2006.
Revenues at the CIPAR’s Franchising and Licensing division were $2,030,435, an increase of $488,921, or 31.7% from the same period last year. Franchisee and Licensee revenue increased $275,991, to $304,025 for the period. This increase was primarily due to the signing of the Company’s first two franchisees (former Licensed Dealers) in the quarter under the Company’s recently launched franchise program. Raven product sales increased $160,600, or 12.2%, and equipment sales were up $92,909, or 6.4% over the prior year period. This increase in sales resulted in net income for the period of $86,013.
External Coatings sales at CMI were $76,670 compared to $66,724 for the comparable period in the prior year.
Consolidated net sales for the three months ended August 31, 2007 were $8,336,036 compared to $6,370,753 for the comparable 2006 period, an increase of $1,965,283, or 30.8%. Equipment and Parts sales increased $1,176,290, or 29.9%, Rehabilitation revenue increased $410,148, or 46.4%, Franchisee and Licensee revenue increased $275,991, and Coatings sales increased $102,854, or 6.7%. Net income in the third quarter increased $52,470, or 13.8% to $431,443.
The Company’s gross margin increased to $3,900,504, or 46.8% of net sales, in the 2007 period from $3,008,435, or 47.2% of net sales, in the 2006 period. The margin dollar increase was primarily due to increased sales at GCI and Franchising & Licensing and to a lesser extent increased Rehabilitation revenue. The margin percentage decrease was primarily due to lower margins on the dispensing systems sold by GCI and, to a lesser extent, lower margins on a pipe lining project in the Pacific Northwest.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating expenses for the three months ended August 31, 2007 were $3,148,010 compared to $2,409,883 for the same period of the prior year, an increase of $738,127, or 30.6%. This increase was primarily due to increased sales and increased overhead costs at CIPAR resulting from the launch of CuraFlo Franchising, CuraFlo Midwest, and CuraFlo Spincast Services. The Company has and will continue to add personnel and other overhead expenses relating to these three new businesses throughout the year. The Company believes that this investment in its future is both prudent and necessary to support and grow these important new businesses.
Other income (expense) was ($19,209) compared to $12,568 in the 2006 period. This change is due to interest expense due to borrowings in 2007.
Nine months ended August 31, 2007 as compared to the same period in the prior year.
The Company’s GlasCraft division had revenues of $13,530,491, a $2,607,797, or 23.9%, increase over the same period last year. The increase was largely attributable to sales of the newly introduced Guardian product line for foam and coatings applications and increased sales of composite dispense systems. GlasCraft also had revenue increases in all of its product categories. Equipment and Parts sales in the United States increased 17.2% while international Equipment and Parts sales increased 30.6%. The increase in international sales was reflective in most geographic areas. Net income was $1,565,491, a $271,323 or 21.0% increase over last year.
Revenues at CIPAR’s Rehabilitation division were $3,068,813, a decrease of $321,318, or 9.5%. The revenue shortfall was caused primarily by a downturn in the market for pipe replacement services in Western Canada, resulting in a 31.5% decrease in pipe replacement revenues. This decline was exacerbated by a decline in pipe lining revenues in the Pacific Northwest region. The decline in the pipe replacement market and in the Pacific Northwest was partially offset by an 86.2% increase in pipe lining services in Western Canada and revenue generated in the new Midwest region. For 2007, the Rehabilitation division is implementing a strategic shift of marketing emphasis to focus on its core business of pipe lining services. The decline in revenues at the Rehabilitation division, combined with overhead costs added to support the mid-January opening of the Company’s CuraFlo operations in Cleveland, Ohio (Midwest region), and the launch of CuraFlo Spincast Services resulted in a loss at the Rehabilitation division of ($313,580) for the period.
Revenues at the CIPAR’s Franchising and Licensing division were $5,061,924, a slight decrease of $49,732 from comparable fiscal 2006 revenue. Franchising and Licensing experienced a net loss of ($76,412) in the current period. The revenue decline was primarily due to weakness

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
in sales of Raven products that offset increased Franchisee and Licensee revenue resulting from the signing of two franchisees (former Licensed Dealers) in the third quarter of 2007 under the Company’s franchise program the launch of which was delayed until the second quarter.
External Coatings sales at CMI were $220,037 compared to $204,269 for the comparable period in the prior year.
Consolidated net sales for the nine months ended August 31, 2007 were $21,881,265 compared to $19,628,750 for the same period in fiscal 2006, an increase of $2,252,515, or 11.5%. Equipment and Parts sales increased $2,493,971, or 21.6%; Franchisee and Licensee revenue increased $248,366, or 186.1%; Coatings sales decreased $168,504, or 3.7%; and Rehabilitation revenue decreased $321,318, or 9.5%. Net income in the current period of $456,137 compares to $1,260,899 of net income in 2006.
The Company’s gross margin increased to $9,648,846, or 44.1% of net sales, in the 2007 period from $9,004,011, or 45.9% of net sales, in the 2006 period. The margin dollar increase was primarily due to increased sales at GCI, while the margin percentage decrease was primarily due to lower margins on the dispensing systems sold by GCI.
Operating expenses for the nine months ended August 31, 2007 were $8,845,304 compared to $7,001,816 for the comparable 2006 period, an increase of $1,843,488, or 26.3%. This increase was primarily due to increased sales and increased overhead costs at CIPAR resulting from the launch of CuraFlo Franchising, CuraFlo Midwest, and CuraFlo Spincast Services. The Company has and will continue to add personnel and other overhead expenses relating to these three new businesses throughout the year. The Company believes that this investment in its future is both prudent and necessary to support and grow these important new businesses. None of the aforementioned divisions had significant revenue in the first nine months, although both CuraFlo Franchising and CuraFlo Midwest contributed to the Company’s third quarter performance. All of the foregoing divisions are expected to be fully operational in fiscal 2008.
Other income (expense) was ($30,428) compared to $31,514 in the 2006 period. This decrease was primarily attributable to interest expense due to borrowings in 2007 and decreased interest earned on lower cash balances.
Liquidity and Capital Resources
The Company’s primary sources of liquidity are its operations, cash reserves and borrowing availability under the revolving line of credit. At August 31, 2007, the Company has cash and cash equivalents of $465,658, net working capital of $6,771,977 and $2,632,724 of its $3,500,000 revolving line of credit available.

COHESANT TECHNOLOGIES INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
In the first nine months of fiscal 2007, cash used in operations was $446,901 compared to $429,840 cash provided by operations in the comparable period last year. This decrease is primarily due to lower net income and increased accounts receivable balances from increased sales. Cash used in investing activities decreased to $842,055 in the current period from $1,544,786 in the period ended August 31, 2006. The Company purchased $808,668 of capital equipment in the current year period (principally equipment, furnishing and leasehold improvements for its new Cleveland facility). Cash provided by financing activities was $436,007 in the current period compared to $296,962 cash used in the prior year period. This increase was primarily due to the Company using its credit facility in the current period which was unused in the prior year period.
The Company’s $3,500,000 unsecured revolving line of credit facility expires May 1, 2008. This facility accrues interest at the bank’s prime lending rate (8.25% at August 31, 2007). Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of August 31, 2007, the Company was in compliance with all covenants and had a balance outstanding of $867,276 under this facility.
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
For equipment, coatings, and replacement and spare part revenue, the criteria of SAB 104 are generally met upon shipment to independent distributors, Certified Applicators, large end users, Original Equipment Manufacturer accounts, and Licensed Dealers at which time title and risks of ownership are transferred to these customers. Therefore, revenue is recognized at the time of shipment. The Company does not have any rights of return, customer acceptance, installation or other post-shipment obligations with any of these products. The Company’s pricing is fixed at the time of shipment.
Rehabilitation revenues are recognized on the percentage of completion method in the ratio that total incurred costs bear to total estimated costs. Excess materials are held in inventory and are not recorded as contract costs until utilized. The estimated total cost of a contract is based on management’s best estimate of the remaining costs that will be required to complete a project.
Franchise fee and license fee revenue from an individual franchise or license sale is recognized when all material services or conditions relating to the sale, consisting predominantly of training, have been substantially performed and collectibility is assured. The Company defers revenue for franchise and license fees for which it is obligated to provide training and other services to its Franchisees and Licensed Dealers. Continuing franchise and license fee revenue, including royalty revenue, is recognized as the fees are earned and become receivable from the Franchisees and Licensees.
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
ITEM 3. CONTROLS AND PROCEDURES
Based on their evaluation as of August 31, 2007, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the date of their evaluation and up to the filing date of this Quarterly Report on Form 10-QSB.
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

COHESANT TECHNOLOGIES INC.
PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
a)	The Company’s annual meeting of stockholders was held on June 15, 2007.

b)	At the annual meeting, the Company’s stockholders elected Morton A. Cohen, Michael L. Boeckman, Richard L. Immerman, Stuart C. McNeill, Terrence R. Ozan, and Morris H. Wheeler as Directors for a term that expires at the annual meeting of stockholders in 2008.

c)	At the annual meeting, the Company’s stockholders ratified the appointment of Ernst & Young LLP as auditors of the Company for fiscal 2007. The holders of 3,047,741 shares of Common Stock voted to ratify the appointment, the holders of 10,615 shares voted against the ratification and the holders of 1,964 shares abstained.

d)	At the annual meeting, the Company’s stockholders ratified the amendment to the Company’s 2005 Long-Term Incentive Plan increasing the number of shares that may be issued under the Plan by an additional 125,000 shares, to an aggregate of 425,000 shares. The holders of 1,950,587 shares of Common Stock voted to ratify the amendment, the holders of 112,988 shares voted against the amendment, and the holders of 4,710 shares abstained.
The following tabulation represents voting for the Directors:

		Withheld
	For	Authority
Michael L. Boeckman	2,972,458	87,862
Morton A. Cohen	3,008,661	51,659
Richard L. Immerman	3,011,221	49,099
Stuart C. McNeill	2,997,733	62,587
Terrence R. Ozan	3,011,221	49,099
Morris H. Wheeler	2,996,436	63,884
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit

31.1	302 Certification of Chief Executive Officer

31.2	302 Certification of Chief Financial Officer

32	906 Certification of Chief Executive Officer and Chief Financial Officer

COHESANT TECHNOLOGIES INC.
(b)	Reports on Form 8-K

An 8-K was filed on June 21, 2007 to report the following; earnings for the second quarter and six months ended May 31, 2007 (Items 2.02 and 9.01), and an amendment to the Company’s Bylaws to provide that some or all of any or all classes or series of stock of the Company may be represented by uncertificated shares, and that such uncertificated shares may be issued and transferred(Item 5.03).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.
     Dated: October 9, 2007

COHESANT TECHNOLOGIES INC.
BY:	/s/ Morris H. Wheeler
Morris H. Wheeler
President & Chief Executive Officer

BY:	/s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer