Form 10QSB
period 2008-02-29
COHESANT TECHNOLOGIES INC
filed 2008-04-14
CIK 928420

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended       February 29, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number:      000-53007
COHESANT INC.
(Exact name of registrant as specified in its charter)

Delaware	20-3580013

(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

23400 Commerce Park Road, Beachwood, Ohio	44122

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code      216 416-7000

(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
     As of April 11, 2008, the Company has 3,460,357 shares of Common Stock, $.01 par value, outstanding.

COHESANT INC.

INDEX

		PAGE
PART I

Item 1.	Financial Information

	Cohesant Inc. Condensed Consolidated Balance Sheets as of
	February 29, 2008 and November 30, 2007	3

	Cohesant Inc. Condensed Consolidated Statements of
	Operations for the Three Months Ended February 29, 2008
	and February 28, 2007	4

	Cohesant Inc. Condensed Consolidated Statements of Cash
	Flows for the Three Months Ended February 29, 2008 and
	February 28, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Controls and Procedures	18

PART II

Item 6.	Exhibits	18

Signatures
EX-31.1
EX-31.2
EX-32

     PART I
     ITEM 1. FINANCIAL INFORMATION
COHESANT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2008	November 30, 2007
	(Unaudited)
Assets:
Cash and cash equivalents	$543,959	$191,486
Accounts receivable, net of allowance for doubtful accounts of $90,259 and $130,797, respectively	1,724,515	2,029,601
Income tax receivable	6,496	19,148
Current portion of long-term note receivable	22,600	21,935
Inventories, net of allowance for obsolete and slow-moving inventory of $11,000	1,202,923	1,270,573
Costs in excess of billings and estimated earnings	578	6,005
Prepaid expenses and other	278,340	190,908
Deferred tax assets	102,459	159,298

Total Current Assets	3,881,870	3,888,954

Property and equipment, net	2,048,076	1,078,172
License agreements, patents and other intangibles, net of accumulated amortization of $377,067 and $349,035, respectively	847,088	875,120
Goodwill	8,767,563	8,767,563
Long-term note receivable, net current portion	98,164	104,070
Other noncurrent assets	7,394	7,394

Total Assets	$15,650,155	$14,721,273

Liabilities and Shareholders’ Equity/Parent Company Equity:
Accounts payable	$436,747	$758,108
Current portion of long-term note payable	130,718	129,054
Accrued salaries, benefits and commissions	189,828	322,733
Accrued income taxes	15,461	26,207
Billings in excess of costs and estimated earnings	32,562	86,328
Other current liabilities	311,204	138,965

Total Current Liabilities	1,116,520	1,461,395

Long-term note payable, net of current portion	102,533	135,843
Deferred tax liabilities	698,257	650,207

Total Liabilities	1,917,310	2,247,445

Commitments and Contingencies (Note 10)

Shareholders’ Equity/Parent Company Equity
Common stock ($.01 par value, 7,000,000 shares authorized and 3,460,357 shares issued and outstanding at February 29, 2008, no shares issued and outstanding at November 30, 2007)	3,460	—
Additional paid-in capital	13,598,259	—
Accumulated other comprehensive income	131,126	123,710
Parent company investment	—	12,350,118

Total Shareholders’ Equity/Parent Company Equity	13,732,845	12,473,828

Total Liabilities and Shareholder’s Equity/Parent Company Equity	$15,650,155	$14,721,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

COHESANT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	February 29, 2008	February 28, 2007

NET SALES	$2,673,852	$2,394,691
COST OF SALES	1,415,832	1,320,777

Gross profit	1,258,020	1,073,914

RESEARCH AND DEVELOPMENT EXPENSES	61,154	64,411
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,763,867	1,361,619

TOTAL OPERATING EXPENSES	1,825,021	1,426,030

Loss from operations	(567,001)	(352,116)

OTHER INCOME (EXPENSE):
Interest income	294	122
Interest expense	(3,734)	(4,611)
Foreign exchange loss, net	(384)	—
Other income, net	8,764	3,177

LOSS BEFORE TAXES	(562,061)	(353,428)

INCOME TAX BENEFIT	174,826	104,593

NET LOSS	$(387,235)	$(248,835)

LOSS PER COMMON SHARE (Basic and Diluted):	$(0.11)	$(0.07)

AVERAGE SHARES OF COMMON STOCK OUTSTANDING BASIC AND DILUTED	3,460,357	3,460,357

COMPREHENSIVE LOSS
Net loss	$(387,235)	$(248,835)
Foreign currency translation adjustment	7,416	(13,219)

NET COMPREHENSIVE LOSS	$(379,819)	$(262,054)

The accompanying notes are an integral part of these condensed consolidated financial statements.

COHESANT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	February 29, 2008	February 28, 2007
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(387,235)	$(248,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	100,323	77,889
Loss on asset disposal	470	—
Stock-based compensation	266,033	49,628
Deferred tax provision	(58,088)	47,329
Provision for doubtful accounts	11,817	1,008
Net change in assets and liabilities-
Accounts receivable	306,966	76,333
Note receivable	5,241	(151,710)
Inventories	67,650	(355,865)
Costs in excess of billings and estimated earnings	5,427	52,805
Prepaid expenses and other	(51,173)	83,626
Accounts payable	(321,361)	249,639
Billings in excess of costs and estimated earnings	(53,766)	25,315
Other current liabilities	(77,922)	(270,505)
Other noncurrent assets	6,053	(10,027)

Net cash used in operating activities	(179,565)	(373,370)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Property and equipment additions	(72,046)	(318,700)

Net cash used in investing activities	(72,046)	(318,700)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net contributions by Cohesant Technologies Inc.	453,613	6,523
Funding of allocated charges by Cohesant Technologies Inc.	182,117	140,257
Payments on Triton note payable	(31,646)	(30,064)

Net cash provided by financing activities	604,084	116,716

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT	352,473	(575,354)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	191,486	608,682

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$543,959	$33,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Separation and Background
Separation:
     On December 3, 2007, Cohesant Technologies Inc. (“Cohesant Technologies”) announced that it had entered into definitive agreement pursuant to which Graco Inc. would acquire GlasCraft Inc, a subsidiary of Cohesant Technologies, the former parent of Cohesant Inc. This disposition occurred on February 27, 2008 and was accomplished through a merger of Cohesant Technologies with a Graco Inc. subsidiary that was immediately preceded by a spin-off of Cohesant Inc. (formerly known as CIPAR Inc.) and its subsidiaries (the “Company” or “Cohesant”). The spin-off was effected by declaring a taxable dividend of one share of Cohesant for each share of Cohesant Technologies common stock, which equated to 3,460,357 shares of Cohesant stock being distributed. In connection with the GlasCraft disposition and spin-off, certain Corporate personnel, assets and liabilities of Cohesant Technologies’ non-GlasCraft businesses were transferred from Cohesant Technologies to Cohesant pursuant to a Separation Agreement entered into between Cohesant Technologies and the Company.
Background:
     Cohesant is engaged in the protection and renewal of drinking water distribution systems and wastewater collection systems for municipal, industrial, commercial and residential infrastructure; the design, development, manufacture and sale of specialty coatings; and the sale of specialized dispense equipment systems and replacement parts and supplies used in the operation of the equipment. Included within the Company are the net assets and operations of RLS Solutions Inc. (“RLS”), CuraFlo Services Inc. (“CSI”), CuraFlo Franchising Inc. (“CFI”), and Cohesant Materials Inc. (“CMI”). CuraFlo Services Inc. has two subsidiaries: CuraFlo of British Columbia Ltd. and CuraFlo Spincast Services Inc. (“CSS”). The Company has four revenue categories — Coatings, Equipment and Parts, Franchisee and Licensee, and Protection and Renewal Services (Rehabilitation).
     Cohesant reports results for three segments; Franchising and Licensing, CuraFlo Services, and Cohesant Materials Inc.
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
     CuraFlo Services performs protection, renewal and replacement of drinking water distribution systems and wastewater collection systems through (i) three “company-owned” franchises in Western Canada and the United States and (ii) CSS. CSS operates as a subcontractor installing

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
the CuraFlo Spincast System in larger diameter pipes. CSS often works in tandem with CuraFlo Licensees and Franchisees and Raven Certified Applicators.
     CMI manufactures, markets and sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. While substantially all of CMI’s Coating sales are to Franchising and Licensing, it also sells private-labeled coatings to third parties.
     The Company’s executive offices are located in Cleveland, Ohio with its principal manufacturing, warehouse and distribution facilities located in Cleveland, Ohio, Tulsa, Oklahoma, and Vancouver, Canada.
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
     The unaudited condensed consolidated financial statements in this quarterly report for the periods presented prior to the spin-off and distribution of the assets and liabilities by Cohesant Technologies described in Note 1 of these financial statements include the assets, liabilities, operating results and cash flows of Cohesant Technologies’ CIPAR and CMI subsidiaries (now Cohesant Inc.). Changes in Parent Company Equity represent the net loss of Cohesant Inc. and net distributions/contributions to and from Cohesant Technologies. The condensed consolidated financial statements of the Company have been prepared on a basis that management believes to be reasonable to reflect the financial position, results of operations and cash flows of the Company, including allocated portions of Cohesant Technologies’ overhead and administrative shared services.
     These interim financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s Registration Statement on Form 10-SB/A dated February 6, 2008.
     The condensed consolidated financial statements include the accounts of the Company and its direct, wholly owned subsidiaries, RLS, CFI, CSI and CMI. Intercompany accounts and transactions have been eliminated.

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3 — Allocation Policies
     Cohesant’s costs and expenses include allocations from Cohesant Technologies for services provided to or the benefits received by Cohesant. The following allocation policies have been established by management. Unless otherwise noted, these policies have been consistently applied in the condensed consolidated financial statements in this quarterly report prior to the spin-off and distribution of the assets and liabilities by Cohesant Technologies described in Note 1. In the opinion of management, the methods for allocating these costs are reasonable.
          (i) Specifically Identifiable Operating Expenses
     Costs which relate solely to the operations of the Company are allocated entirely to the Company. These expenses consist of costs of personnel who are 100% dedicated to the operations of the Company, all costs associated with locations that conduct only the business of the Company and amounts paid to third parties for services rendered to the Company. In addition, any costs incurred by Cohesant Technologies, which are specifically identifiable to the operations of the Company, are allocated to the Company.
          (ii) Shared Operating Expenses
     Prior to the spin-off effected on February 27, 2008, Cohesant Technologies allocated the cost of certain corporate general and administrative services and shared services, including shared personnel, to each of its business units. These shared services include executive compensation, legal, and accounting costs. These costs have been allocated to the Company based on their relative percentage to consolidated Cohesant Technologies revenues. Management believes the financial size of each of Cohesant Technologies’ operating units best reflected the level of corporate service provided to each.
          (iii) Allocated Expenses
     Allocations of Cohesant Technologies’ expenses (exclusive of stock-based compensation discussed in Note 7) as described in (i) and (ii) above have been included in the condensed consolidated statements of operations of the Company as follows:

	February 29, 2008	February 28, 2007
Corporate administrative expenses	$181,686	$140,379
Investment income	(294)	(122)
Interest expense	725	—

Allocated expenses from Cohesant Technologies Inc.	$182,117	$140,257

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
          (iv) Taxes
     The Company’s allocated share of the consolidated Cohesant Technologies’ Federal and state tax provision is determined using the stand-alone method. Under the stand-alone method, tax expense or benefit is calculated as if the Company was subject to its own tax returns. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities of the Company and are measured using the enacted tax rates that are expected to be in effect in the period in which these differences are expected to reverse.
Note 4 — Costs and Estimated Earnings on Uncompleted Contracts
     Costs and estimated earnings on uncompleted contracts consisted of the following:

	February 29,	November 30,
	2008	2007
Costs incurred on uncompleted contracts	$978,877	$547,380
Estimated earnings to date	420,072	250,751

Subtotal	1,398,949	798,131
Less — Billings to date	(1,430,933)	(878,454)

Total	$(31,984)	$(80,323)

Included in the accompanying balance sheets under the following caption:
Costs and estimated earnings in excess of billings	$578	$6,005
Billings in excess of costs and estimated earnings	(32,562)	(86,328)

Total	$(31,984)	$(80,323)

     All unbilled amounts were generated by the Company’s CuraFlo Services segment and substantially all are expected to be billed and collected within one year.
Note 5 — Loss Per Share
     The calculation of basic and diluted net loss per share and shares outstanding for the periods presented is based on the number of shares of Cohesant Technologies common stock outstanding at the time of the separation adjusted for the distribution ratio of one share of the Company’s common stock for every share of Cohesant Technologies common stock. There is no dilutive impact from the common stock equivalents for periods prior to the separation, as the Company had no dilutive securities outstanding. The dilutive effect of future common stock equivalents granted by the Company will be included in the computation of diluted earnings per share in future periods when dilutive.

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6 — Related Party Transactions
     The Company is party to a number of transactions with its previous parent, Cohesant Technologies. Such transactions primarily involve the provision for certain corporate services, which have been allocated to the Company as described in Note 3 and are reflected in the condensed consolidated financial statements.
Note 7 — Stock-Based Compensation
     Cohesant Technologies had a long-term incentive plan to provide employees with stock options and restricted stock. Stock-based compensation includes compensation expense associated with the issuance of stock options to purchase Cohesant Technologies common stock and for the issuance of restricted stock of Cohesant Technologies.
     On December 1, 2006, Cohesant adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R) using the modified prospective method. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based upon their fair value.
     In accordance with FAS 123R, awards granted by Cohesant Technologies to employees of Cohesant are reflected in the condensed consolidated statements. Additionally, stock-based compensation costs for corporate employees of Cohesant Technologies have been allocated to these condensed consolidated financial statements as discussed herein.
     In December 2007, Cohesant Technologies accelerated the vesting for all outstanding employee stock options to December 2007. The Board of Directors approved the acceleration, which was contingent upon the signing of the Graco merger agreement which occurred in early December 2007. The acceleration of vesting was accounted for as a modification under the provisions of FAS 123R and resulted in the recording of all remaining unamortized stock-based compensation expense during the first quarter. The modification did not result in any change in fair value of the award as only the vesting of the stock options was accelerated.
     Total stock-based compensation cost recognized by Cohesant during the three month period ended February 29, 2008 and February 28, 2007 of $266,033 and $49,628, respectively, has been included in the condensed consolidated statements of operations.
     As of February 29, 2008, the Company does not have any outstanding share-based payments.
Note 8 — Revolving Line of Credit
     On February 26, 2008, the Company entered into a fully secured $2,500,000 revolving line of credit facility. The term of the facility expires on April 30, 2009 and all indebtedness is due on that date, unless the facility’s term is extended. This facility accrues interest at the bank’s prime lending rate plus twenty-five basis points (0.25%). Among other restrictions, the credit facility

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
requires that the Company meet certain covenants including financial ratios. As of February 29, 2008, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
Note 9 — Segment Information
     Under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, the Company has reportable segments of Franchising and Licensing, CuraFlo Services and CMI. Management renamed the reportable segments of the Company to follow the nomenclature of its reorganization (effective December 1, 2007). The Franchising and Licensing segment was previously referred to as CIPAR Franchising and Licensing and the CuraFlo Services segment was previously referred to as CIPAR Rehabilitation. Franchising and Licensing is a franchisor and licensor of its technology and sells epoxy coatings, supplied by CMI, and equipment used to apply its technology to its Certified Applicators, Franchisees and Licensed Dealers. Franchisee and licensee revenue includes franchise and license fees, royalty revenues, equipment rental as well as other value added services. CuraFlo Services performs protection, renewal and replacement of drinking water distribution and wastewater collection systems (“Rehabilitation” revenue). CMI sells corrosion protection and other specialty coatings used in the protection and renewal of infrastructure. CMI’s sales and marketing focus is on developing new markets for its AquataPoxy products, although substantially all of its sales currently are internal sales to the Franchising & Licensing segment.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies and the Company evaluates segment performance based on net income (loss). The Company has not allocated certain corporate related administrative costs to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up. Reportable segment information is as follows

Three Months Ended	Franchising and	CuraFlo
February 29, 2008	Licensing	Services	CMI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,367,208	$1,168,187	$138,457	$—	$—	$2,673,852
Intersegment sales	44,594	—	716,636	—	(761,230)	—

Total net sales	$1,411,802	$1,168,187	$855,093	$—	$(761,230)	$2,673,852

Depreciation and amortization:	48,875	41,473	9,975	—		100,323
Net income (loss):	(359,983)	18,888	79,339	(125,479)		(387,235)
Identifiable assets:	9,020,585	3,912,884	939,364	1,777,322		15,650,155
Capital expenditures:	17,203	51,524	3,319	—		72,046

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three Months Ended	Franchising and	CuraFlo
February 29, 2008	Licensing	Services	CMI	Corporate	Eliminations	Consolidated
Net Sales:
External customers	$1,511,258	$777,627	$105,806	$—	$—	$2,394,691
Intersegment sales	17,497	—	648,639	—	(666,136)	—

Total net sales	$1,528,755	$777,627	$754,445	$—	$(666,136)	$2,394,691

Depreciation and amortization:	38,022	28,989	10,878	—		77,889
Net income (loss):	(128,093)	(103,687)	80,757	(97,812)		(248,835)
Identifiable assets:	9,396,307	3,444,674	1,052,637	164,610		14,058,228
Capital expenditures:	200,688	114,274	3,738	—		318,700
     In the first quarter of fiscal 2008 and 2007, Franchising and Licensing had a Certified Applicator, F&L Concrete Services, which accounted for approximately 27% and 20%, respectively, of Franchising and Licensing’s total net sales and 31% and 28% of Franchising and Licensing’s accounts receivable at February 29, 2008 and November 30, 2007, respectively. On a consolidated basis in the first quarter of fiscal 2008 and 2007, this customer accounted for 14% and 12% of the Company’s net sales and 20% and 17% of the Company’s accounts receivable at February 29, 2008 and November 30, 2007, respectively.
     The Company offers products primarily in four general categories of Coatings, Equipment and Parts, Franchisee and Licensee and Rehabilitation revenue. The following table sets forth the product category sales and their percentage of consolidated net sales:

		Three Months Ended
	February 29, 2008		February 28, 2007
Coatings	$1,375,115	51.4%	$1,256,242	52.4%
Equipment and Parts	89,900	3.4	329,801	13.8
Franchisee and Licensee	40,650	1.5	31,021	1.3
Rehabilitation	1,168,187	43.7	777,627	32.5

Total	$2,673,852	100%	$2,394,691	100%
     The following table presents percentage of total revenues by region.

	Three Months Ended
Region	February 29, 2008	February 28, 2007
United States	64	68
Canada	36	32

Total	100%	100%
Note 10 — Contingencies
     From time to time the Company is a party to certain legal matters arising in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

COHESANT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 11— New Accounting Standards
     On December 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company recorded no adjustment to the condensed consolidated financial statements upon the adoption of FIN 48.
     The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statement of Operations. As of December 1, 2007, the Company has no unrecognized income tax benefits. The Company foresees no significant changes to the facts and circumstances underlying its income tax positions as reasonably possible in the next twelve months. As of December 1, 2007 the Company was subject to unexpired statutes of limitation for U.S. Federal income taxes for the years 2004—2007. The Company was also subject to unexpired statutes of limitation for various state income taxes for the years 2004-2007.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB agreed to defer the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement had no impact to the consolidated financial statements in 2008. The Company is evaluating the impact that this Statement will have on the Company’s financial position, results of operations or cash flows for the portion of the Statement that was deferred.

COHESANT INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
     On December 3, 2007, Cohesant Technologies announced that it had entered into definitive agreement pursuant to which Graco Inc. would acquire GlasCraft Inc, a subsidiary of Cohesant Technologies Inc., the former parent of Cohesant Inc. This disposition occurred on February 27, 2008 and was accomplished through a merger of Cohesant Technologies with a Graco Inc. subsidiary that was immediately preceded by a spin-off of Cohesant Inc. (formerly known as CIPAR Inc.) and its subsidiaries (the “Company” or “Cohesant”). The spin-off was effected by declaring a taxable dividend of one share of Cohesant for each share of Cohesant Technologies common stock, which equated to 3,460,357 shares of Cohesant stock being distributed. In connection with the GlasCraft disposition and spin-off, certain Corporate personnel, assets and liabilities of Cohesant Technologies’ non-GlasCraft businesses were transferred from Cohesant Technologies to Cohesant pursuant to a Separation Agreement entered into between Cohesant Technologies and the Company.
     As of December 1, 2007, management renamed the reportable segments of Cohesant Inc. to follow the nomenclature of its reorganization. The CIPAR Franchising and Licensing segment is now referred to as Franchising and Licensing and the CIPAR Rehabilitation segment is now referred to as CuraFlo Services.
     We maintain a strategy for growth through steady organic expansion supported by select acquisitions. Our long-term strategic plan is to be a global leader providing technologies for infrastructure rehabilitation and protection in the water distribution and wastewater collection systems markets.
Results of Operations
Three months ended February 29, 2008 as compared to the three months ended February 28, 2007.
     On a consolidated basis, the Company had net sales for the three months ended February 29, 2008 of $2,673,852 compared to $2,394,691 for the comparable period in fiscal 2007, an increase of $279,161, or 11.7%. Rehabilitation sales increased $390,560, or 50.2%; Coatings revenue increased $118,873, or 9.5%; and Franchisee and Licensee revenue increased $9,629, or 31.0%. These increases were partially offset by a decrease in Equipment and Parts revenue of $239,901, or 72.7%. On a consolidated basis, the Company had a loss in the quarter of ($387,235) compared to ($248,835) in 2007.
     The Franchising and Licensing segment had revenues of $1,367,208, a decrease of $144,050, or 10.5% from the comparable 2007 period. This decrease, illustrated in the table below, was principally due to a decline in Equipment and Parts sales, offset in part, by an increase in Coatings sales.

COHESANT INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Three months ended	Three months ended
	February 29, 2008	February 28, 2007
Coatings	$1,236,658	$1,150,436
Equipment and Parts	89,900	329,801
Franchisee & Licensee	40,650	31,021

Total	$1,367,208	$1,511,258

     The Company sells equipment either as the result of the sale of a new franchise or securement of a new Raven Certified Applicator, or if an existing Franchisee, Licensed Dealer or Certified Applicator expands its operations. The Company did not add any CuraFlo Franchisees during the current period and existing Franchisees, Licensed Dealers and Certified Applicators purchased one equipment package in the current period compared to four equipment packages sold in the prior period.
     Franchising and Licensing coating sales increase was due to increased demand for the Company’s Raven products.
     Increased severance costs and stock-based compensation contributed to a net loss of ($359,983) at Franchising and Licensing compared to ($128,093) in the 2007 period. Stock-based compensation increased due to the accelerated vesting of stock options as a result of the GlasCraft disposition and spin-off.
     Revenues at CuraFlo Services were $1,168,187, an increase of $390,560, or 50.2% from the prior year period. This increase was primarily due to increased CSS revenues of $191,238 (CSS did not generate any revenue in the 2007 period), a $184,294, or 37.2%, increase in re-pipe revenues in Western Canada and a $15,028, or 5.3%, increase in pipe lining revenue. The increase in revenues at CuraFlo Services resulted in net income of $18,888 in the current period compared to a loss of ($103,687) in the prior period.
     While primarily all of CMI sales are internal sales within the Company, external sales at CMI were $138,457 compared to $105,806 for the comparable period in the prior year.
     The Company’s gross margin increased to $1,258,020, or 47.0% of net sales, in the 2008 period from $1,073,914, or 44.8% of net sales, in the 2007 period. The dollar and margin increase was primarily due to increased coating and high margin rehabilitation sales.
     Operating expenses for the three months ended February 29, 2008 were $1,825,021 compared to $1,426,030 for the same period of the prior year, an increase of $398,991 or 28.0%. This increase was primarily attributable to additional stock based compensation expense ($216,405) resulting from the accelerated vesting of stock options prior to the GlasCraft disposition and spin-off and increased administrative costs (primarily severance costs at Franchising and

COHESANT INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Licensing and increased personnel, accounting and various other costs including allocated expenses from Cohesant Technologies). On February 27, 2008 the Company was spun-off from Cohesant Technologies, and became a stand-alone, SEC reporting company. As a result, certain administrative costs that were previously shared with Cohesant Technologies’ other subsidiary, GlasCraft, will be borne completely by the Company commencing with the second quarter of fiscal 2008. While the Company has launched a cost-reduction initiative, the incremental increase of these costs charged to the Company, consisting of personnel and other administrative costs, including costs associated with being an SEC reporting company (i.e., accounting, legal and other professional fees), are estimated at an additional $125,000 to $150,000 per quarter.
     Other income (expense) was $4,940 compared to $(1,312) in the 2007 period. This increase was primarily attributable to increased interest earned on finance charges and the note receivable.
     The effective tax rate for the three months ended February 29, 2008 and February 28, 2007 was (31.1)% and (29.6)%, respectively. The effective tax rate is less than the statutory rate due to recording of a valuation allowance for certain state income tax benefits which are not expected to be realized.
Liquidity and Capital Resources
     Prior to the separation, the Company’s primary sources of liquidity were operations, cash reserves, and Cohesant Technologies’ credit facility. Income from Cohesant Technologies’ GlasCraft subsidiary substantially funded the Company’s negative cash flow for the three months ended February 29, 2008 and February 28, 2007. This source of liquidity ceased immediately following the spin-off. The Company had a cash balance of $543,959 and net working capital of $2,765,350 at February 29, 2008. Additionally, on February 26, 2008, the Company entered into a fully secured $2,500,000 revolving line of credit facility. The term of the facility expires on April 30, 2009 and all indebtedness is due on that date, unless the facility’s term is extended. This facility accrues interest at the bank’s prime lending rate plus twenty-five basis points (0.25%). Among other restrictions, the credit facility requires that the Company meet certain covenants including financial ratios. As of February 29, 2008, the Company was in compliance with all covenants and did not have a balance outstanding under this facility.
     In the first three months of fiscal 2008, cash used in operations was $179,565 compared to $373,370 in the comparable period last year. The difference was primarily attributable to improved working capital. Cash used in investing activities (property and equipment additions) decreased to $72,046 in the current period from $318,700 in the period ended February 28, 2007. In the 2007 period, the Company purchased equipment, furnishing and leasehold improvements for its new Cleveland facility. Cash provided by financing activities was $604,084 in the current period compared to $116,716 in the prior year period. This increase was primarily due to increased contributions from Cohesant Technologies.

COHESANT INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     The Company does not have any significant commitments or guarantees, except for rental commitments.
     The Company believes that its existing cash resources, working capital, and credit facility will be adequate to meet its capital needs for the foreseeable future.
New Accounting Standards
     On December 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Final Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Company recorded no adjustment to the condensed consolidated financial statements upon the adoption of FIN 48.
     The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in income tax expense in the Statement of Operations. As of December 1, 2007, the Company has no unrecognized income tax benefits. The Company foresees no significant changes to the facts and circumstances underlying its income tax positions as reasonably possible in the next twelve months. As of December 1, 2007 the Company was subject to unexpired statutes of limitation for U.S. Federal income taxes for the years 2004—2007. The Company was also subject to unexpired statutes of limitation for various state income taxes for the years 2004-2007.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. In February 2008, the FASB agreed to defer the effective date to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For these financial and nonfinancial assets and liabilities that are remeasured at least annually, this statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement had no impact to the consolidated financial statements in 2008. The Company is evaluating the impact that this Statement will have on the Company’s financial position, results of operations or cash flows for the portion of the Statement that was deferred.
Forward Looking Statements
     Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statement. These risks and uncertainties include, but are not limited to, a reduction in growth of markets for the Company’s epoxy coating systems, customer resistance to Company price increases and the Company’s ability to expand its operations.

COHESANT INC.
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
Dated: April 11, 2008

COHESANT INC.
BY: /s/ Morris H. Wheeler
Morris H. Wheeler
Chairman & Chief Executive Officer

BY: /s/ Robert W. Pawlak
Robert W. Pawlak
Chief Financial Officer